Form 10-Q
period 1996-03-31
GREEN OASIS ENVIRONMENTAL INC
filed 1996-07-29
CIK 914257

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended        March 31, 1996

Commission file No.     33-68304

             Green Oasis Environmental, Inc.
(Exact name of small business issuer as specified in its charter.)

               Florida                       57-0970282
(State or other jurisdiction of    (IRS Employer
incorporation or organization)     Identification No.)

           184 East Bay Street
                   Suite 302
      Charleston, South Carolina                   29401
(Address of principal executive offices      (Zip Code)

Issuer's telephone number, including area code  (803) 722-5771

     Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                         YES [ X ]        NO [ ]

     State the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practical date.

     Class of Common Stock           Outstanding at March 31, 1996
     ---------------------           -----------------------------
         $.01 Par Value                      5,193,773 Shares

                       GREEN OASIS ENVIRONMENTAL, INC.

                                    Index



                      Part I.      Financial Information


Item 1.
Financial Statements (Unaudited)                        Page Number

 Condensed Balance Sheets
   March 31, 1996, and
   December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . 3

 Condensed Statements of Operations
   Three months ended March 31,
   1996 and 1995, and
   September 24, 1991 (Inception),
   through March 31, 1996. . . . . . . . . . . . . . . . . . . . 4

 Condensed Statements of Cash Flows
   Three months ended March 31, 1996
   and 1995, and September 24,
   1991 (Inception), through
   March 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . 5

 Notes to Condensed Financial Statements . . . . . . . . . . .6-10



Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations. . . . . . . . . . . . . . . . . . . . . 11-13



                      Part II.         Other Information

Item 3.  Preferred Stock Dividends in Arrears. . . . . . . . . .14

Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . .15

 Exhibit 11 - Computation of Earnings Per Share. . . . . . . . .16

Part I.             Financial Information

Item 1.           Financial Statements


                      GREEN OASIS ENVIRONMENTAL, INC.
                      (A Development Stage Enterprise)
                          CONDENSED BALANCE SHEETS
                                (UNAUDITED)

                                              March 31,   December 31,
                                                1996         1995
                                             ----------   -----------
                  ASSETS
CURRENT ASSETS
  Cash                                       $   24,000    $    5,000
  Prepaid expenses                               72,000             -
                                             ----------    ----------

    Total current assets                         96,000         5,000

PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                      56,000        56,000

OTHER ASSETS
  Loans - related parties                       141,000       141,000
  Patent costs                                   48,000        47,000
                                             ----------    ----------

    TOTAL ASSETS                             $  341,000    $  249,000
                                             ==========    ==========
       LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Note payable                               $  520,000    $  520,000
  Accounts payable                            1,455,000     1,444,000
  Accrued interest                              115,000       102,000
  Accrued payroll taxes                          71,000        71,000
  Deposits received for equipment sales          80,000        80,000
  Due to stockholders                            57,000        57,000
  Due to related parties                          2,000         2,000
  Deposits received for distribution
     expense                                    118,000       118,000
                                             ----------    ----------

    Total current liabilities                 2,418,000     2,394,000
                                             ----------    ----------

CONVERTIBLE LONG-TERM DEBT                        2,000         2,000
                                             ----------    ----------

COMMITMENTS AND CONTINGENT
   LIABILITIES (Note D)                               -             -
                                             ----------    ----------

REDEEMABLE, CONVERTIBLE PREFERRED
  STOCK                                          42,000        42,000
                                             ----------    ----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Series A preferred stock                        6,000         6,000
  Common stock, $.01 par value;
    20,000,000 shares authorized, 5,193,773
    (1996) and 5,166,773 (1995) issued and
    outstanding                                  52,000        52,000
  Additional paid-in capital                  3,202,000     3,120,000
  Deficit accumulated during the
    development stage                        (5,351,000)   (5,257,000)
  Note receivable - related parties (Note B)    (30,000)     (110,000)
                                             ----------    ----------

    Total stockholders' equity (deficiency)  (2,121,000)   (2,189,000)
                                             ----------    ----------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIENCY)                    $  341,000    $  249,000
                                             ==========    ==========




See Notes to Condensed Financial Statements.

                                    3

                         GREEN OASIS ENVIRONMENTAL, INC.
                         (A Development Stage Enterprise)
                        CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)




                                        Three Months Ended    Period From
                                            March 31,        September 24,
                                        -------------------       1991
                                                              (Inception),
                                                                Through
                                         1996        1995     March 31,1996
                                      ----------  ---------- --------------
REVENUES
  Sales revenues                      $        -   $       -  $   2,075,000
  Interest and other income                    -           -         18,000
                                      ----------  ----------  -------------

    Total revenues                             -           -      2,093,000
                                      ----------  ----------  -------------

COSTS AND EXPENSES
  Research and development                 5,000     317,000      4,526,000
  General and administrative              74,000      96,000      1,705,000
  Salaries and benefits                        -      52,000        807,000
  Operations and marketing                     -           -        458,000
  Interest expense and loan costs         15,000      22,000        311,000
                                      ----------  ----------  -------------

    Total expenses                        94,000     487,000      7,807,000
                                      ----------  ----------  -------------

  LOSS BEFORE INCOME TAXES (BENEFIT)
    AND EXTRAORDINARY GAIN               (94,000)   (487,000)    (5,714,000)

  INCOME TAXES (BENEFIT)                       -           -              -

  EXTRAORDINARY GAIN
    Extinguishment of debt                     -           -        379,000
                                      ----------  ----------  -------------

  NET LOSS                            $  (94,000) $ (487,000) $  (5,335,000)
                                      ==========  ==========  =============

  NET LOSS PER COMMON SHARE
    Loss before extraordinary gain    $    (0.02) $    (0.10) $       (1.48)
    Extraordinary gain                         -           -           0.10
                                      ----------  ----------  -------------

      NET LOSS PER COMMON SHARE       $    (0.02) $    (0.10) $       (1.38)
                                      ==========  ==========  =============

  WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                 5,172,784   5,103,118      3,979,910
                                      ==========  ==========  =============














See Notes to Condensed Financial Statements.

                                   4

                       GREEN OASIS ENVIRONMENTAL, INC.
                       (A Development Stage Enterprise)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                              Period From
                                                             September 24,
                                       Three Months Ended        1991
                                           March 31,          (Inception),
                                     ----------------------    Through
                                         1996       1995    March 31, 1996
                                     ---------  ----------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash used in operating
     activities                      $ (59,000) $ (129,000) $  (3,328,000)
                                     ---------  ----------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment        -           -       (183,000)
  Proceeds of sale of property and
     equipment                               -           -         62,000
  Loans to related parties                   -     (56,000)      (336,000)
  Collection of loans to related
     parties                                 -     109,000        235,000
  Patent costs                          (1,000)     (3,000)       (48,000)
  Deposits paid                         (1,000)          -         (1,000)
  Loans granted to distributors              -           -         (7,000)
  Initial payments received for
     distribution rights                     -           -        198,000
                                     ---------  ----------  -------------

  Net cash provided by (used in)
     investing activities               (2,000)     50,000        (80,000)
                                     ---------  ----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of convertible debt
     securities                              -           -        565,000
  Proceeds of common stock issues       80,000      19,000        956,000
  Proceeds of preferred stock issues         -           -      1,024,000
  Proceeds of loans from stockholders        -      75,000        561,000
  Proceeds of notes                          -           -        520,000
  Proceeds of Series A notes                 -           -        105,000
  Increase in bank overdraft                 -      15,000              -
  Payments of convertible debt
     securities                              -      (5,000)             -
  Issue costs                                -           -        (21,000)
  Purchase of treasury stock                 -           -        (24,000)
  Payments of loans from stockholders        -     (25,000)       (95,000)
  Payments of notes and debentures           -           -       (155,000)
  Payments of capital leases                 -           -         (4,000)
                                     ---------  ----------  -------------

  Net cash provided by financing
     activities                         80,000      79,000      3,432,000
                                     ---------  ----------  -------------

Cash and cash equivalents
  Net increase (decrease) during
     the period                         19,000           -         24,000
  Balance at beginning of period         5,000           -              -
                                     ---------  ----------  -------------

    Balance at end of period         $  24,000  $        -  $      24,000
                                     =========  ==========  =============

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

  Common stock issued for services rendered,
    preferred stock conversion,
    debt conversion, and loan costs  $  81,000  $   38,000  $   2,350,000
                                     =========  ==========  =============

  Common stock issued for exercise of stock
    option offset by receivable from
    stockholder                      $       -  $        -  $     500,000
                                     =========  ==========  =============

  Capital lease obligation incurred to
    purchase equipment               $       -  $        -  $      12,000
                                     =========  ==========  =============

  Deposit converted to preferred
    stock                            $       -  $        -  $      80,000
                                     =========  ==========  =============

  Debt issued for equipment and services and
    loans collected or exchanged
    for services                     $       -  $        -  $      56,000
                                     =========  ==========  =============

  Provision for repurchase of stock from
    stockholders who accepted
    rescission offer                 $       -  $        -  $      57,000
                                     =========  ==========  =============

  Accrued salaries applied to related
    party note                       $       -  $   50,000  $           -
                                     =========  ==========  =============

  No interest nor income taxes were paid in any period.

See Notes to Condensed Financial Statements.


                       GREEN OASIS ENVIRONMENTAL, INC.
                       (A Development Stage Enterprise)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION

  The balance sheet as of March 31, 1996, the statements of operations for the three months ended March 31, 1996 and 1995, and September 24, 1991 (inception), to March 31, 1996, and the statements of cash flows for the three months ended March 31, 1996 and 1995, and September 24, 1991 (inception), to March 31, 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange
  Commission. In the preparation of the above described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the interim periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the annual financial statements and notes thereto. The results of operations for the three months ended
  March 31, 1996, are not necessarily indicative of the results to be expected for the year.

B.   RELATED PARTY TRANSACTIONS

  At December 31, 1995, a balance of $110,000 remained from a note receivable for the purchase of 1,000,000 shares of common stock due from the Chief Executive Officer for the exercise of a stock option granted in 1993. Payments in cash of $80,000 reduced the balance to $30,000 as of March 31, 1996.

C.   UNCERTAINTY - GOING CONCERN

  The Company's continued existence is dependent upon its ability to obtain financing to allow further development of its products to meet design specifications and regulatory requirements as well as to continue production. Without fully operational products and the financing necessary, there is substantial doubt about the Company's ability to continue as a going concern. In addition, there are uncertainties related to the outcome of matters in litigation that cannot presently be determined.

  Management continues to seek additional sources of financing from private sources. Discussions with investment firms are currently being held to privately place the Company's securities. There can be no assurance, however, that the negotiations will be successful.



                       GREEN OASIS ENVIRONMENTAL, INC.
                       (A Development Stage Enterprise)
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


D.   COMMITMENTS AND CONTINGENT LIABILITIES

  At the end of March 1995, the Company ceased its research and development activities and dismissed its production employees due to the lack of money to continue its operations. The plant has been closed since that time.

  The Company is subject to a number of lawsuits and claims arising out of the ordinary conduct of its business, including those related to commercial transactions. Various suppliers have obtained judgments against the Company for amounts owed to them for products and services sold to the Company; the Company has recorded as liabilities the amounts that it believes are due at settlement of these obligations but has not yet paid such obligations.

  On November 21, 1994, the Company extended a rescission offer which expired on December 22, 1994, to all of its stockholders because some of its securities were sold in violation of securities laws.
  The rescission offer gave all stockholders the right to revoke and rescind all purchases of the Company's stock and agreed to pay 12% interest from the date of purchase by the stockholder to the date of repurchase by the Company. Stockholders owning 20,000 shares of common stock and 7,000 shares of preferred stock accepted the rescission offer. As of May 15, 1996, the funds to repay the $57,000 owed plus interest have not been available. However, the amount has been recorded as a liability by the Company. On
  February 23, 1996, pursuant to an order of judgment between the Company and one stockholder, the Company agreed to pay $5,000 plus interest at 12% per annum from April 23, 1993, and $1,000 in attorney's fees. In connection with the sale of unregistered securities, the South Carolina Secretary of State and the Company executed a consent order on July 25, 1995, in which the Company agreed to discontinue issuing, offering, and selling securities in South Carolina until such securities are registered and also to make a good faith effort to honor the rescission offer made to the South Carolina investors.

  During 1994, the Company was involved in discussions with the South
  Carolina Department of Health and Environmental Control (DHEC) regarding environmental issues in order to obtain an operating permit in the State of South Carolina for its waste oil processing equipment. DHEC had suspended the Company's normal operation of the equipment in November 1993 until an operating permit was obtained. The Company completed an on-site operational test for purposes of obtaining an operating permit and met with DHEC officials in March 1994.



                       GREEN OASIS ENVIRONMENTAL, INC.
                       (A Development Stage Enterprise)
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)



D.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

  On July 27, 1994, the Company and DHEC signed a consent order imposing a civil penalty in the amount of $20,000 for operation of the unit without the necessary permits; the Company has paid the penalty. DHEC subsequently denied an air construction permit after having written a draft permit, and the Company was unable to operate its equipment. On March 23, 1995, the Company and DHEC signed a consent order following the Company's appeal of the denial of the permit. The consent order allows the Company to test its waste oil conversion equipment as long as air pollutant emissions meet DHEC's standards, and continuous monitoring requirements are met. Other requirements regarding the operation of the equipment as well as storage and disposal of fuel are imposed by the consent order.

  On July 19, 1995, a lawsuit was filed by LifeChoice International,
  SA, a Greek company, which purchased two units of waste oil conversion equipment manufactured by the Company. The suit alleges breach of contract arising from the sale of the two units and asks for unspecified damages. In addition, a related Antiguan company filed suit on July 19, 1995, claiming that the Company defaulted on payment of a $100,000 promissory note which the Company recognized as sales revenue. The Company answered both complaints on September 27, 1995. The Company has filed a counterclaim alleging a breach of the plaintiff's agreement to purchase the European distribution rights from the Company. Discovery has commenced by the plaintiff companies. The Company will continue to vigorously dispute the plaintiffs' claims and to defend its case, but the outcome is not known at this time.

  A settlement was reached in a lawsuit with a supplier who claimed that the Company owed $123,000. A confession of judgment was signed on October 5, 1995, in which the Company agreed to pay
  $85,000 to the supplier in four equal payments beginning 90 days from the date of execution of the judgment. Said amount has been recorded as a liability; however, no payments have been made as of May 15, 1996.



                       GREEN OASIS ENVIRONMENTAL, INC.
                       (A Development Stage Enterprise)
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


D.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

  On November 9, 1995, Environmental Oil Services, LLC, which purchased one of the units manufactured by the Company, filed suit in state court in Idaho, alleging breach of contract for failure to manufacture and install equipment that conformed to the terms and conditions of its purchase contract.  The suit seeks a refund of
  $525,000 paid to the Company and $1,475,000 in lost profits.  On
  December 14, 1995, the Company filed a notice of removal in U.S.
  District Court to remove the case from the jurisdiction of the state court to the federal court system.  The case was removed to the District Court of South Carolina in Charleston on February 1,
  1996.  An answer was filed on March 4, 1996, which asserted general denials as well as other defenses including the destruction of the
  equipment by the plaintiff.    In  addition,  the  Company
  asserted  a  counterclaim  against the plaintiff for
  misrepresentation of facts to potential customers of the Company which interfered with its ability to sell its equipment to these customers.  The plaintiff filed an answer to the counterclaim on
  March 28, 1996.  To date no discovery has taken place by either party; however, discovery is expected to commence by both parties shortly.  The Company intends to vigorously defend itself and to avail itself of all rights and claims under the law; however, the outcome is not determinable at the present time.

  Due to the shortage of working capital, the Company has operated without liability insurance coverage.

  In September and October 1995, five stockholders who own an aggregate of 40,854 shares of common stock filed suits alleging various violations of state securities and other laws, arising from the sale of the Company's stock to the plaintiffs. The plaintiffs seek rescission and a return of the money paid for the stock of $71,000 with attorneys' fees and statutory interest. The opinion of management and the Company's legal counsel is that South
  Carolina securities laws prohibit these investors, who were offered an opportunity to rescind their purchase of stock and refused the offer, from suing to recover their investments. Because, however, the suits involve other claims, the outcome is not determinable at the present time.



                       GREEN OASIS ENVIRONMENTAL, INC.
                       (A Development Stage Enterprise)
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


D.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

  On December 4, 1995, Caribe Environmental, Inc., and Caribbean
  Sales Group filed suit alleging breach of contract. The claim is that $50,000 was paid as a deposit on equipment to be furnished by the Company. The suit seeks the return of the $50,000 deposit which was received in 1995. The Company filed its answer setting forth defenses to this claim. On January 30, 1996, an order of attachment was authorized, and the equipment has been sealed;
  however, it remains at the plant site. The Company acknowledges that the deposit should be returned and has recorded the amount as a liability.

  On December 28, 1995, Pensacola Pollution Control, Inc. filed suit against the Company seeking return of a $25,000 deposit paid toward the purchase of a waste oil recycling unit. Prior to answering the complaint, the parties entered a confession of judgment for the amount of the debt and accrued interest and attorneys' fees of 10%.
  The amount is recorded as a liability.

  On January 4, 1996, the Company entered into a lease agreement for office space in Charleston, South Carolina. The lease term is for one year through January 1997 at $1,000 per month. The Company moved its office to the new location during January 1996.

E.   SUBSEQUENT EVENTS

  On April 15, 1996, the Company leased land for an assembly, storage, and processing facility from Allied Terminals, Inc. in Charleston, South Carolina. The lease is for an area of two acres for ten years. The annual rent is $24,000 beginning six months from the date of signing. Rent increases are based on the consumer price index each year. A lease fee of $6,000 was due upon signing the lease. No additional rents are due for the first six months.
  The Company is designing a facility to be constructed at the site.
  The plant was moved from Mount Pleasant, South Carolina, in April
  1996.











                       GREEN OASIS ENVIRONMENTAL, INC.
                       (A Development Stage Enterprise)
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


E.   SUBSEQUENT EVENTS (CONTINUED)

  On April 23, 1996, the Company and Approved Oil Services, Inc., a waste-oil collection company in Denver, Colorado, signed a letter of intent for the purchase of Approved Oil by the Company. The purchase price will be paid in cash and securities of the Company.
  The parties will negotiate the purchase price after completion of due diligence.

  Suppliers who are owed $187,000 have agreed to accept the Company's common stock in exchange for the trade payables owed to them. Five companies signed such agreements during April 1996. The offer made to suppliers is for restricted stock of the Company at a 15% discount from the market price, or a maximum of $3.00 per share.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations for the Three Months Ended March 31, 1996


  Green Oasis is a development stage company which was organized as a Florida corporation on September 24, 1991. Since its inception, Green Oasis has been engaged principally in product design, development, testing, production and patent application activities and in the pursuit of selling distributorships for the exclusive right to distribute its waste oil conversion equipment, known as EnviroEconomics Systems, in various geographical areas of the United
States and other countries. It has also begun developing markets for the EnviroEconomics Systems and had shipped three units to customers by the end of 1994. For the period September 24, 1991 (inception), to March 31, 1996, Green Oasis incurred a cumulative net loss of $5,335,000. For the three-month period ended March 31, 1996, the Company incurred a net loss of $94,000. For the same period in 1995, the net loss was $487,000. Green Oasis' ability to fully utilize net operating loss carryforwards for tax purposes is subject to certain limitations.

  As discussed in Note D to the Condensed Financial Statements, the
Company had exhausted its cash by the end of March 1995, and its production and research and development activities ceased as of then.
Thus, the research and development costs recorded by Green Oasis for the March 31, 1996, quarter are minimal. Legal and accounting costs as well as rent and utilities were expensed in 1996; these costs were somewhat less than 1995 because there were no operating activities during 1996. No salaries were paid in 1996 as compared to $52,000 in 1995. Interest expense continues to accrue during 1996; interest expense includes service charges from suppliers, and $7,000 less in service charges was recorded for the 1996 quarter than in the March
1995 quarter.  No deposits from equipment were received in 1996.


Liquidity and Capital Resources


  Green Oasis has funded its operations from inception through March
31, 1996, primarily through loans or sales of common stock and preferred stock, in the aggregate amount of $4,219,000, and the sale of three units of waste oil recycling equipment in the amount of $2,075,000.



Liquidity and Capital Resources (Continued)


  During the three months ended March 31, 1996, Green Oasis issued
25,000 shares of common stock valued at $3.00 in exchange for financial consulting services to be performed over the next year. The
Chief Executive Officer repaid $80,000 of a note for the exercise of a 1993 stock option.

  Green Oasis' increase in accounts payable and accrued expenses in the amount of $24,000 since December 31, 1995, resulted from an increase in payables for legal services and increases in accrued interest in the three months ended March 31, 1996. Green Oasis also issued 2,000 shares of common stock in exchange for $6,000 of trade payables owed to a vendor.

  Green Oasis is currently dependent upon the proceeds of debt and equity financings and loans to complete market testing and to complete the design, development, and testing of a commercial version of the EnviroEconomics System. The proceeds must also fund Green Oasis' working capital requirements, including the payment of officer and other employee salaries. Additionally, the Company requires working capital to fund the work in process inventory during the production of units for sale to customers. As of March 31, 1996, Green Oasis had a net working capital deficit of $2,322,000.

  Commercial production of the Company's products will require additional work to complete the integration of the thermal oxidizer into the waste oil conversion equipment. The thermal oxidizer was added to the original design in 1994 based on recommendations of engineering consultants and DHEC. The thermal oxidizer's purpose is two-fold: to contain any air emissions and to supply heat for the thermal cracking process. The use of the thermal oxidizer is not the only technology available to accomplish these procedures, however, and the Company can either continue to develop the units to accommodate the thermal oxidizer or it can use an enclosed gas flare system which it believes will simplify the process. Due to the lack of funds after March 31, 1995, Green Oasis has not operated a production process nor completed any significant further development of the design of the system since that date. Consequently, the Company has not yet completed all research and development for its waste oil conversion equipment, and there can be no assurance that it will be able to obtain the financing to complete the development of such equipment.

  The Company is presently defending a number of lawsuits, most of which are from various creditors, especially suppliers, who have not been paid for their products and services. The Company has recorded liabilities for the amounts that it believes can settle those judgments and obligations. Two other suits involve the customers to whom the three units were sold. These suits are being defended vigorously by the Company which believes that it has meritorious defenses, and in some instances, valid counter claims. There can be no assurances, however, as to the outcome of the lawsuits. See Note
D to the Condensed Financial Statements.

  The Company and Approved Oil Services, Inc. of Denver, Colorado, have signed a letter of intent for Green Oasis to purchase the waste-oil collector's operations. The purchase price is being negotiated and will be paid in cash and securities of Green Oasis.

  Green Oasis has contacted a number of its creditors requesting them to consider exchanging their debt for restricted shares of the Company's common stock. To date $187,000 of trade payables are expected to be converted to stock at a maximum conversion price of $3.00.



Part II.  Other Information

Item 3.   Preferred Stock Dividends in Arrears


                                             Amount of dividends in
                Due date of                        arrears at
                 dividends                        May 15, 1996
                -----------                  ----------------------

                 June 30, 1993                   $   10,451

               December 31, 1993                     32,772

                 June 30, 1994                       43,436

               December 31, 1994                     50,479

                 June 30, 1995                        3,080

               December 31, 1995                      3,080
                                                 ----------

                                                 $  143,298
                                                 ==========






                              Index to Exhibits




     Exhibit 11                              Page
                                                  ---------




Item 6          Exhibits

                          GREEN OASIS ENVIRONMENTAL, INC.
                           (A Development Stage Company)
                                    EXHIBIT 11
                         COMPUTATION OF EARNINGS PER SHARE

                                                                 Period
                                                                  From
                                                               September 24,
                                                                   1991
                                     Three Months Ended        (Inception),
                                          March 31,              Through
                                   -----------------------       March 31,
                                      1996        1995             1996
                                   ----------  -----------    ------------

PRIMARY
  Loss
    Net loss before extraordinary
      items                       $   (94,418) $  (486,793)   $ (5,714,232)
    Add dividends on preferred
      shares                                -            -         143,298
                                  -----------  -----------    ------------

                                      (94,418)    (486,793)     (5,857,530)
    Extraordinary gain                      -            -         378,920
                                  -----------  -----------    ------------

    Loss applicable to common
      stock                       $   (94,418) $  (486,793)   $ (5,478,610)
                                  ===========  ===========    ============

Shares (1)
  Weighted average number of
    common shares outstanding       5,172,784    5,103,118       3,979,910
                                  ===========  ===========    ============

  LOSS PER SHARE
    Net loss before extraordinary
      gain                        $     (0.02) $     (0.10)   $      (1.48)
    Extraordinary gain                      -            -            0.10
                                  -----------  -----------    ------------

      Primary loss per common
        share (2)                 $     (0.02) $     (0.10)   $      (1.38)
                                  ===========  ===========    ============

  (1) Weighted average number of shares is calculated under SAB rule; therefore, any shares issued within one year prior to August 1993 are considered outstanding since inception.

  (2) Stock options do not meet criteria for inclusion in primary earnings per share. Computation of fully diluted earnings per share is antidilutive; thus, the presentation is omitted.



                                  SIGNATURE



  In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        Green Oasis Environmental, Inc.
                                           (Registrant)




  Date:
       --------------------         -------------------------------------
                                             William D. Carraway
                                    President and Chief Executive Officer
                                          (Chief Financial Officer)