Form 10-Q
period 1996-06-30
GREEN OASIS ENVIRONMENTAL INC
filed 1996-07-30
CIK 914257

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended        June 30, 1996

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


                         YES [ X ]        NO [ ]

     State the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

     Class of Common Stock           Outstanding at June 30, 1996
     ---------------------           -----------------------------
         $.01 Par Value                      5,470,349 Shares

                       GREEN OASIS ENVIRONMENTAL, INC.

                                    Index



                      Part I.      Financial Information


Item 1.
Financial Statements (Unaudited)                        Page Number

 Condensed Balance Sheets
   June 30, 1996, and
   December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . 3

 Condensed Statements of Operations
   Three and six months ended June 30,
   1996 and 1995, and
   September 24, 1991 (Inception),
   through June 30, 1996 . . . . . . . . . . . . . . . . . . . . 4

 Condensed Statements of Cash Flows
   Six months ended June 30, 1996
   and 1995, and September 24,
   1991 (Inception), through
   June 30, 1996. . . . . . . . . . . . . . . . . . . . . . . . .5

 Notes to Condensed Financial Statements . . . . . . . . . . .6-10



Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations. . . . . . . . . . . . . . . . . . . . . 11-13



                      Part II.         Other Information

Item 3.     Preferred Stock Dividends in Arrears. . .  . . . . .14

Item 6(a).  Exhibits . . . . . . . . . . . . . . . . . . . . . .14

Part I.             Financial Information

Item 1.           Financial Statements


                      GREEN OASIS ENVIRONMENTAL, INC.
                      (A Development Stage Enterprise)
                          CONDENSED BALANCE SHEETS
                                (UNAUDITED)

                                              June 30,   December 31,
                                                1996         1995
                                             ----------   -----------
                  ASSETS
CURRENT ASSETS
  Cash                                       $    5,000    $    5,000
  Prepaid expenses (Note C)                     116,000             -
                                             ----------    ----------

    Total current assets                        121,000         5,000

PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                      55,000        56,000

OTHER ASSETS
  Loans - related parties                       141,000       141,000
  Patent costs                                   48,000        47,000
                                             ----------    ----------

    TOTAL ASSETS                             $  365,000    $  249,000
                                             ==========    ==========
       LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Notes payable (Note C)                     $  270,000    $  520,000
  Accounts payable, trade (Note C)              582,000       789,000
  Accounts payable, professional
    fees (Note C)                               417,000       655,000
  Accrued interest                              127,000       102,000
  Accrued payroll taxes                          71,000        71,000
  Deposits received for equipment sales          80,000        80,000
  Due to stockholders                            57,000        57,000
  Due to related parties                         62,000         2,000
  Deposits received for distribution
     fees                                       118,000       118,000
                                             ----------    ----------

    Total current liabilities                 1,784,000     2,394,000
                                             ----------    ----------

CONVERTIBLE LONG-TERM DEBT                        2,000         2,000
                                             ----------    ----------

COMMITMENTS AND CONTINGENT
   LIABILITIES (Note F)                               -             -
                                             ----------    ----------

REDEEMABLE, PREFERRED STOCK                      42,000        42,000
                                             ----------    ----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Series A preferred stock                        6,000         6,000
  Common stock, $.01 par value;
    20,000,000 shares authorized, 5,470,349
    (1996) and 5,166,773 (1995) issued and
    outstanding                                  55,000        52,000
  Additional paid-in capital                  3,731,000     3,120,000
  Deficit accumulated during the
    development stage                        (5,255,000)   (5,257,000)
  Note receivable - related party (Note B)            -      (110,000)
                                             ----------    ----------

    Total stockholders' equity (deficiency)  (1,463,000)   (2,189,000)
                                             ----------    ----------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIENCY)                    $  365,000    $  249,000
                                             ==========    ==========




See Notes to Condensed Financial Statements.

                                    3

                         GREEN OASIS ENVIRONMENTAL, INC.
                         (A Development Stage Enterprise)
                        CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)




                             Three Months Ended     Six Months Ended        Period From
                                   June 30,               June 30,          September 24,
                            ---------------------  ---------------------        1991
                                                                           (Inception),
                                                                             Through
                               1996       1995        1996        1995       March 31,1996
                            ---------  ----------  ----------  ----------   --------------
REVENUES
  Sales of equipment        $       -  $1,550,000  $        -  $1,550,000   $    2,075,000
  Interest and other
    income                          -      12,000           -      12,000           18,000
  Loss on sale of property
    and equipment                   -      (5,000)          -      (5,000)               -
                            ---------  ----------  ----------  ----------   --------------

    Total revenues                  -   1,557,000           -   1,557,000        2,093,000
                            ---------  ----------  ----------  ----------   --------------

COSTS AND EXPENSES
  Research and development      6,000      27,000      11,000     344,000        4,532,000
  General and administrative
    - legal and accounting     78,000       4,000     125,000      74,000        1,129,000
  General and administrative
    - other                    57,000      17,000      84,000      43,000          711,000
  Salaries and benefits             -      77,000           -     129,000          807,000
  Operations and marketing     16,000       3,000      16,000       3,000          474,000
  Interest expense and
    loan costs                 13,000      19,000      28,000      41,000          324,000
                            ---------  ----------   ---------  ----------   --------------

    Total expenses            170,000     147,000     264,000     634,000        7,977,000
                            ---------  ----------   ---------  ----------   --------------

  INCOME (LOSS) BEFORE
    INCOME TAXES (BENEFIT)
    AND EXTRAORDINARY GAIN   (170,000)  1,410,000    (264,000)    923,000       (5,884,000)

  INCOME TAXES (BENEFIT)            -           -           -           -                -

  EXTRAORDINARY GAIN
    (Note D)                  266,000           -     266,000           -          645,000
                            ---------  ----------   ---------  ----------   --------------

  NET INCOME (LOSS)         $  96,000  $1,410,000   $   2,000  $  923,000   $   (5,239,000)
                            =========  ==========   =========  ==========   ==============

  Earnings (loss) per common
    share
    Income (loss) before
      extraordinary item    $   (0.03) $     0.27   $   (0.05) $     0.18   $        (1.49)
    Extraordinary item           0.05           -        0.05           -             0.16
                            ---------  ----------   ---------  ----------   --------------

      Net income (loss)     $    0.02  $     0.27   $       -  $     0.18   $        (1.33)
                            =========  ==========   =========  ==========   ==============

  Earnings (loss) per common
    share - assuming full
    dilution
    Income (loss) before
      extraordinary item    $   (0.03) $     0.26   $   (0.05) $     0.18   $        (1.49)
    Extraordinary item           0.05           -        0.05           -             0.16
                            ---------  ----------   ---------  ----------   --------------

      Net income (loss)     $    0.02  $     0.26   $       -  $     0.18   $        (1.33)
                            =========  ==========   =========  ==========   ==============

  WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING      5,205,930   5,119,923   5,189,357   5,111,566        4,043,176
                            =========  ==========   =========  ==========   ==============














See Notes to Condensed Financial Statements.

                                   4

                       GREEN OASIS ENVIRONMENTAL, INC.
                       (A Development Stage Enterprise)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                              Period From
                                                              September 24,
                                       Six Months Ended          1991
                                           June 30,           (Inception),
                                     ----------------------    Through
                                        1996        1995     June 30, 1996
                                     ---------  ----------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash used in operating
     activities                      $(168,000) $ (197,000) $  (3,437,000)
                                     ---------  ----------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment        -           -       (183,000)
  Proceeds of sale of property and
     equipment                               -      40,000         62,000
  Loans to related parties                   -     (56,000)      (336,000)
  Collection of loans to related
     parties                                 -     109,000        235,000
  Patent costs                          (1,000)     (3,000)       (48,000)
  Deposits paid                         (1,000)          -         (1,000)
  Loans granted to distributors
     and others                              -           -         (7,000)
  Initial payments received for
     distribution rights                     -           -        198,000
                                     ---------  ----------  -------------

  Net cash provided by (used in)
     investing activities               (2,000)     90,000        (80,000)
                                     ---------  ----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of convertible debt
     securities                              -           -        565,000
  Proceeds of common stock issues      110,000      19,000        986,000
  Proceeds of preferred stock issues         -           -      1,024,000
  Proceeds of loans from stockholders   60,000     138,000        621,000
  Proceeds of notes                          -           -        520,000
  Proceeds of Series A notes                 -           -        105,000
  Payments of convertible debt
     securities                              -      (5,000)             -
  Issue costs                                -           -        (21,000)
  Purchase of treasury stock                 -           -        (24,000)
  Payments of loans from stockholders        -     (43,000)       (95,000)
  Increase (decrease) in bank overdraft      -      (1,000)             -
  Payments of notes and debentures           -           -       (155,000)
  Other payments                             -      (1,000)        (4,000)
                                     ---------  ----------  -------------

  Net cash provided by financing
     activities                        170,000     107,000      3,522,000
                                     ---------  ----------  -------------

Cash and cash equivalents
  Net increase (decrease) during
     the period                              -           -          5,000
  Balance at beginning of period         5,000           -              -
                                     ---------  ----------  -------------

    Balance at end of period         $   5,000  $        -  $       5,000
                                     =========  ==========  =============

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

  Common stock issued for services rendered,
    preferred stock conversion,
    debt conversion, and loan costs  $ 614,000  $   38,000  $   2,883,000
                                     =========  ==========  =============

  Capital lease obligation incurred to
    purchase equipment               $       -  $        -  $      12,000
                                     =========  ==========  =============

  Deposit converted to preferred
    stock                            $       -  $        -  $      80,000
                                     =========  ==========  =============

  Debt issued for equipment and services and
    loans collected or exchanged
    for services                     $       -  $        -  $      56,000
                                     =========  ==========  =============

  Provision for repurchase of stock from
    stockholders who accepted
    rescission offer                 $       -  $        -  $      57,000
                                     =========  ==========  =============

  Company vehicle transferred to officer
    as payment of loan               $       -  $   13,000  $           -
                                     =========  ==========  =============

  Accrued salaries applied to related
    party note                       $       -  $  100,000  $           -
                                     =========  ==========  =============

  No interest nor income taxes were paid in any period.

See Notes to Condensed Financial Statements.


                       GREEN OASIS ENVIRONMENTAL, INC.
                       (A Development Stage Enterprise)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION

  The balance sheet as of June 30, 1996, the statements of operations for the three months and six months ended
  June 30, 1996 and 1995, and September 24, 1991 (inception), to June 30, 1996, and the statements of cash flows for the six months ended June 30, 1996 and 1995, and September 24,
  1991 (inception), to June 30, 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange
  Commission. In the preparation of the above described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the interim periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the annual financial statements and notes thereto. The results of operations for the three months and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the year.

B.   RELATED PARTY TRANSACTIONS

  Chief Executive Officer.  At December 31, 1995, a balance of
  $110,000 remained from a note receivable for the purchase of 1,000,000 shares of common stock due from the Chief Executive
  Officer for the exercise of a stock option granted in 1993.
  Payments in cash of $110,000 during 1996 paid the balance in full as of June 30, 1996. Also, the Chief Executive Officer loaned the Company $60,000 to use for paying expenses during the quarter ended June 30, 1996; the total owed him at that date is $62,000.

  Investment in Limited Partnership. The Company has become the general partner in a South Carolina limited partnership known as GOE Plant Partnership I, L.P. (the "Partnership") which was formed on June 28, 1996. The purpose of the Partnership is to purchase and operate the Company's distillation processing equipment which was built as the prototype in 1993. The Company plans to sell the prototype to the Partnership as soon as the Partnership is able to sell limited partnership interests to raise the approximately
  $1,200,000 purchase price. Though much of the cost of producing the equipment has already been expensed as research and development costs, certain improvements to the equipment are not complete, and the Company expects to incur additional costs for the thermal oxidizer and other items prior to the completion of the sale to the Partnership.
  Also, the South Carolina Department of Health and Environmental Control
  ("DHEC") must approve the installation and operation of the distillation plant. The Partnership will lease space from the Company on which to construct the operating plant.

  The Company's duties as general partner are to operate and maintain the distillation plant and to perform all duties of general management.
  The Company will receive 10% of the net income from the Partnership while the limited partners will receive a 90% allocation of net income.



                       GREEN OASIS ENVIRONMENTAL, INC.
                       (A Development Stage Enterprise)
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


B.   RELATED PARTY TRANSACTIONS (CONTINUED)

  Investment in Limited Partnership (Continued).

  The Company will provide warrants at no additional cost to be sold with the limited partnership interests. The warrants may be exercised to purchase up to 15,000 shares of the Company's common stock and are exercisable for 180 days at a price of $3.50 per share. The Company will assign no value to the warrants when they are issued.

C.   ISSUANCE OF COMMON STOCK

  Troubled Debt Restructing.  During the second quarter of 1996, the
  Company negotiated with several of its creditors who were owed trade payables and legal fees.  The Company and the creditors agreed upon a conversion price of $3.00 to $3.15 per share and converted $476,000 in accounts payable to common stock.  Amounts in excess of the payable balances totaling $57,000 were also negotiated as prepayments of future legal fees.  The stock values agreed upon were the approximate average of the market prices at the time of the agreements.  Upon the issuance of the stock certificates the market price of the stock had fallen to $1.60.  Thus, at the time of consummation the Company recognized an extraordinary gain on the restructuring of the debt
  (Note D).   Certain of the agreements contained provisions for the
  issuance of additional shares of stock if market prices fall below a floor amount for a three-month period of time.

  Prepaid Expenses. As noted above, the Company has recorded $57,000 in prepaid legal fees from the issuance of common stock during the second quarter of 1996. In addition, the Company recorded $75,000 in prepaid consulting services in March 1996, of which $21,000 has been amortized as general and administrative expense. The balance of $116,000 presented as prepaid expenses as of June 30, 1996, also includes $5,000 in prepaid rent.

  Settlement of Lawsuit.  The Conmpany settled a lawsuit for approximately
  $16,000 by issuing 7,500 shares of its common stock in full settlement of all the claims of the petitioner (Note D).

  Exercise of Stock Option. The holder of the $500,000 note which is in default agreed to convert $250,000 of the debt to common stock at $2.50 per share pursuant to his stock option agreement.

D.   EXTRAORDINARY GAIN

  A gain in the amount of $266,000 was recognized during the second quarter of 1996 from the restructuring of debt. On June 27, 1996, 176,576 shares of common stock were issued to settle $549,000 in trade payables, professional fees, and a lawsuit. The difference between the negotiated settlements and the stock value on the date of the transfer of the equity interests to the creditors is the amount recorded as a gain.


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

  Management continues to seek additional sources of financing from private sources. There can be no assurance, however, that the negotiations will be successful.

F.   COMMITMENTS AND CONTINGENT LIABILITIES

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

  On November 21, 1994, the Company extended a rescission offer which expired on December 22, 1994, to all of its stockholders because some of its securities were sold in violation of securities laws.
  The rescission offer gave all stockholders the right to revoke and rescind all purchases of the Company's stock and agreed to pay 12% interest from the date of purchase by the stockholder to the date of repurchase by the Company. Stockholders owning 20,000 shares of common stock and 7,000 shares of preferred stock accepted the rescission offer. As of July 17, 1996, the funds to repay the $57,000 owed plus interest have not been available. However, the amount has been recorded as a liability by the Company. On
  February 23, 1996, pursuant to an Order of Judgment between the Company and one stockholder, the Company agreed to pay $5,000 plus interest at 12% per annum from April 23, 1993, and $1,000 in attorney's fees. In connection with the sale of unregistered securities, the South Carolina Secretary of State and the Company executed a Consent Order on July 25, 1995, in which the Company agreed to discontinue issuing, offering, and selling securities in South Carolina until such securities are registered and also to make a good faith effort to honor the rescission offer made to the South Carolina investors.

  During 1994, the Company was involved in discussions with DHEC regarding environmental issues in order to obtain an operating permit in the State of South Carolina for its waste oil processing equipment. DHEC had suspended the Company's normal operation of the equipment in November 1993 until an operating permit was obtained. The Company completed an on-site operational test for purposes of obtaining an operating permit and met with DHEC officials in March 1994.



                       GREEN OASIS ENVIRONMENTAL, INC.
                       (A Development Stage Enterprise)
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


F.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

  On July 27, 1994, the Company and DHEC signed a Consent Order imposing a civil penalty in the amount of $20,000 for operation of the unit without the necessary permits; the Company has paid the penalty. DHEC subsequently denied an air construction permit after having written a draft permit, and the Company was unable to operate its equipment. On March 23, 1995, the Company and DHEC signed a Consent Order following the Company's appeal of the denial of the permit. The Consent Order allows the Company to test its waste oil conversion equipment to demonstrate that air pollutant emissions meet DHEC's standards. Successful demonstration of compliance would result in the issuance of a final permit. Continuous monitoring and other requirements regarding the operation of the equipment as well as storage and disposal of fuel are imposed by the Consent Order.

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

  A settlement was reached in a lawsuit with a supplier who claimed that the Company owed $123,000. A Confession of Judgment was signed on October 5, 1995, in which the Company agreed to pay
  $85,000 to the supplier in four equal payments beginning 90 days from the date of execution of the judgment. Said amount has been recorded as a liability; however, no payments have been made as of July 17, 1996.

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


F.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following information should be read in conjunction with the Condensed Financial Statements and the notes thereto included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


Results of Operations for the Three Months and Six Months Ended
  June 30, 1996


  Green Oasis is a development stage company which was organized as a Florida corporation on September 24, 1991. Since its inception, Green Oasis has been engaged principally in product design, development, testing, production and patent application activities and in the pursuit of selling distributorships for the exclusive right to distribute its waste oil conversion equipment, known as EnviroEconomics Systems, in various geographical areas of the United
States and other countries. It has also begun developing markets for the EnviroEconomics Systems and had shipped three units to customers by the end of 1994. For the period September 24, 1991 (inception), to June 30, 1996, Green Oasis incurred a cumulative net loss of $5,239,000. For the three-month and six-month periods ended June 30, 1996, the Company incurred a net loss before extraordinary items of $170,000 and $264,000 respectively. For the same period in 1995, the net income was $1,410,000 for the three months ended June 30, 1995, and $923,000 for the six months ended June 30, 1995. Green Oasis' ability to fully utilize net operating loss carryforwards for tax purposes is subject to certain limitations.

  The Company's revenues are derived from sales of waste oil conversion equipment. The Company has generated no revenues in 1996. In the second quarter of 1995, the Company recognized revenues from the sale of two systems in the amount of $1,550,000. The Company has no current production; however, as referenced in Note B to the Condensed Financial
Statements, the Company has agreed to sell the prototype unit which was constructed in 1993 to the limited partnership and, if such sale is accomplished, Green Oasis will generate revenue in the ensuing quarter.
There can be no assurance that the Company will be able to sell the prototype or that the Company will be able to attain or sustain profitability.

  As discussed in Note F to the Condensed Financial Statements, the
Company had exhausted its cash by the end of March 1995, and its production and research and development activities ceased as of then.
Thus, the research and development costs recorded by Green Oasis for the June 30, 1996, quarter are minimal. Operations and marketing expenses of $16,000 in the second quarter of 1996 include payments to employees, rent, and travel and entertainment; these costs were $3,000 in the second quarter of 1995. The increase is due to moving the plant and renting space for a future production site. Legal and accounting costs have increased in 1996 due to filing the 1994 and 1995 Securities and Exchange Commission reports in 1996 as well as defending lawsuits filed against the Company. No officer salaries were paid in 1996 as compared to $77,000 in the June 1995 quarter and $129,000 for the six months ended
June 30, 1995. Interest expense continues to accrue during 1996; interest expense includes service charges from suppliers, and $6,000 less in service charges was recorded for the June 1996 quarter than in the June 1995 quarter. No deposits from equipment were received in 1996.


Liquidity and Capital Resources


  Green Oasis has funded its operations from inception through June 30, 1996, primarily through loans or sales of common stock and preferred stock, in the aggregate amount of $4,842,000, and the sale of three units of waste oil recycling equipment in the amount of $2,075,000.

  The decrease in accounts payable during the six months ended June 30, 1996, was almost entirely due to exchanging trade payables and legal fees for common stock of the Company. On June 27, 1996, the Company issued
176,576 shares of common at a market value of $1.60 per share for the settlement of $476,000 of debt, $57,000 of prepaid legal fees, and a $16,000 lawsuit. The Company negotiated the number of shares to be issued for the settlement of the debts at $3.00 to $3.15 per share. When the shares were issued, however, the stock value had decreased to $1.60.

  In addition, the holder of the $500,000 note exercised his option to convert the debt to stock by converting half of the principal to 100,000 shares of common stock at the $2.50 per share exercise price. The Chief
Executive Officer paid the balance of $110,000 due on a note for the exercise of a 1993 stock option during the six months of 1996 and loaned the Company $60,000 to use for paying expenses.

  Green Oasis is currently dependent upon the proceeds of debt and equity financings and loans to complete market testing and to complete the design, development, and testing of a commercial version of the EnviroEconomics System. The proceeds must also fund Green Oasis' working capital requirements, including the payment of employee salaries.
Additionally, the Company requires working capital to fund the work in process inventory during the production of units for sale to customers.
As of June 30, 1996, Green Oasis had a net working capital deficit of $1,663,000.

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

  The Company is presently defending a number of lawsuits, most of which are from various creditors, especially suppliers, who have not been paid for their products and services. The Company has recorded liabilities for the amounts that it believes can settle those judgments and obligations. Two other suits involve the customers to whom the three units were sold. These suits are being defended vigorously by the Company which believes that it has meritorious defenses, and in some instances, valid counterclaims. There can be no assurances, however, as to the outcome of the lawsuits. See Note
F to the Condensed Financial Statements.



Liquidity and Capital Resources (Continued)

  The Company and Approved Oil Services, Inc. of Denver, Colorado, have signed a letter of intent for Green Oasis to purchase the waste oil collector's operations. The purchase price is being negotiated and will be paid in cash and securities of Green Oasis.

  On June 28, 1996, the Company became the general partner in a South
Carolina limited partnership which has been formed to raise capital through the sale of limited partnership interests. The Partnership intends to purchase the Company's equipment for approximately
$1,200,000 and to operate a waste oil distillation plant. The Company's management will also manage the Partnership. The sale of the equipment will provide working capital to Green Oasis so that its research and development activities can continue as well as manufacturing of equipment for sale to customers. There can be no assurances, however, that enough capital will be raised from the sale of the partnerhsip interests to finance the equipment purchase.

  Green Oasis is continuing to negotiate with its creditors for further reduction of its payables and notes. The amount that creditors may consider converting during the remainder of 1996 approximates $700,000.




Part II.  Other Information

Item 3.   Preferred Stock Dividends in Arrears


                                             Amount of dividends in
                Due date of                        arrears at
                 dividends                        July 17, 1996
                -----------                  ----------------------

                 June 30, 1993                   $   10,451

               December 31, 1993                     32,772

                 June 30, 1994                       43,436

               December 31, 1994                     50,479

                 June 30, 1995                        3,080

               December 31, 1995                      3,080

                 June 30, 1996                        3,080
                                                 ----------

                                                 $  146,378
                                                 ==========


Item 6(a).   Exhibits

  The exhibits listed on the accompanying Index to Exhibits on page 16 are filed as part of this Report.








                                  SIGNATURE



  In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        Green Oasis Environmental, Inc.
                                           (Registrant)




  Date:   July 23, 1996                /s/ William D. Carraway
       --------------------         -------------------------------------
                                             William D. Carraway
                                    President and Chief Executive Officer
                                          (Chief Financial Officer)




                              Index to Exhibits



     Exhibit No.       Description                                Page

     10.22             Agreement of Limited Partnership
                       of GOE Plant Partnership I, L.P.          ________

     10.23             Warrant to purchase up to 15,000
                       shares of common stock of Green
                       Oasis Environmental, Inc.                 ________

     10.24             Certificate of Limited Partnership
                       of GOE Plant Partnership I, L.P.          ________

     10.25             Sale of equipment and installation
                       agreement between Green
                       Oasis Environmental, Inc. and
                       GOE Plant Partnership I, L.P.             ________

     11                Statement of Computation of
                       Earnings per share                        ________





                                EXHIBIT 10.22

     THE PARTNERSHIP INTERESTS OFFERED HEREBY HAVE NOT BEEN
REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR
THE SECURITIES LAWS OF ANY STATE AND ARE BEING OFFERED AND SOLD IN
RELIANCE ON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF THE
ACT AND SUCH LAWS.  THE PARTNERSHIP INTERESTS CAN NOT BE SOLD OR
TRANSFERRED EXCEPT IN A TRANSACTION WHICH IS EXEMPT UNDER SUCH ACT
AND SUCH LAWS OR PURSUANT TO AN EFFECTIVE REGISTRATION UNDER THE
ACT AND SUCH LAWS.

                               AGREEMENT OF
                          LIMITED PARTNERSHIP OF
                       GOE PLANT PARTNERSHIP I, L.P.

       This Agreement of Limited Partnership ("Agreement") is made and entered into as of the ___ day of June, 1996, by and among Green Oasis
Environmental, Inc., a Florida corporation (the "General Partner"),
Christopher McG. Holmes, a resident of the State of South Carolina (the
"Original Limited Partner"), and those other parties who from time to time execute this Agreement or counterparts hereof as limited partners and whose names shall be set forth on Schedule I attached hereto (the "Limited Partners").

                           W I T N E S S E T H:

       WHEREAS, the General Partner and the Original Limited Partner hereby form a limited partnership under the South Carolina Uniform Limited
Partnership Act; and

       WHEREAS, it is the intent of the Partnership to admit Limited Partners to the Partnership for the purpose of acquiring the additional capital needed to effectuate the purposes of the Partnership as set forth in this Agreement;
and

       WHEREAS, in furtherance of the purposes referred to above, the parties hereto desire to provide for, among other things, (i) the withdrawal of the Original Limited Partner; (ii) the admission of the Limited Partners; and
(iii) the payment of Capital Contributions by the Partners to the Partnership.

       NOW, THEREFORE, in consideration of the premises and the terms and conditions hereinafter set forth, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                                 Article I
           Formation and Name; Filings; Place of Business; Term

       1.01 Formation and Name. The parties have formed a limited partnership under the South Carolina Uniform Limited Partnership Act under the name of



"GOE Plant Partnership I, L.P.". The General Partner may, in compliance with all requirements of the Act, change the name of the Partnership from time to time.

       1.02 Filings. The General Partner, on behalf of the Partnership, shall file with the Office of the Secretary of State of the State of South Carolina a Certificate of Limited Partnership for the purpose of forming the Partnership as a limited partnership pursuant to the Act. The Partners agree to take such further actions and make such filings as may be required to maintain the Partnership as a limited partnership under the Act.

       1.03 Place of Business; Registered Office and Registered Agent. The principal place of business and the mailing address of the Partnership shall be 184 East Bay Street, Charleston, South Carolina 29401, or such other place or places as the General Partner may at any time or from time to time determine. The General Partner may establish additional places of business of the Partnership when and where required by the Partnership's business.
The registered office of the Partnership shall be 184 East Bay Street, Charleston, South Carolina 29401 and the registered agent at that address is William D. Carraway.

       1.04 Term. The Partnership shall dissolve on June 30, 2016 unless sooner dissolved according to the terms of this Agreement.

                                Article II
                                Definitions

       2.01 Definitions. The terms defined in this Section 2.01 (except as herein otherwise expressly provided or unless the context otherwise requires) for all purposes of this Agreement shall have the respective meanings herein set forth.

        "Act" means the South Carolina Uniform Limited Partnership Act of 1976 as enacted and amended from time to time.

        "Affiliate" means (a) any Person directly or indirectly controlling, controlled by or under common control with another Person, (b) any Person owning or controlling 10 per cent or more of the outstanding voting securities of those other Persons, (c) any officer, director or partner of that Person, and (d) if that other Person is an officer, director, or partner, any company for which that Person acts in any such capacity.

        "Agreement" means this Agreement of Limited Partnership, as amended from time to time.

        "Bankruptcy" or "Bankrupt" means, with respect to any Partner, the Partner making an assignment for the benefit of creditors, becoming a party to any liquidation or dissolution action or proceeding with respect to that Partner, or any bankruptcy, reorganization, insolvency or other proceeding for the relief of financially distressed debtors with respect to that Partner, or a receiver, liquidator, custodian or trustee being appointed for that


Partner or a substantial part of that Partner's assets, and, if any of the same occur involuntarily, the same not being dismissed, stayed or discharged within 90 days; or the entry of an order for relief against that Partner under Title 11 of the United States Code. A Partner shall be deemed Bankrupt if the Bankruptcy of that Partner shall have occurred and be continuing.

        "Business" means the operation of a business for the conversion of waste motor oil into marketable fuels through the acquisition, maintenance and operation of the Equipment.

        "Capital Account" means, with respect to any Partner, (i) the amount of cash that Partner has contributed to the Partnership as set forth in
Schedule I, plus (ii) the net fair market value of any property that Partner has contributed to the Partnership, plus (iii) the amount of income or gain, or items thereof allocated to that Partner (including tax exempt income), but excluding any income or gain described in Internal Revenue Service Regulation
1.704-1(b)(4)(i), and plus (iv) the amount of Partnership liabilities assumed by such Partner or secured by any Partnership property distributed to such Partner other than the liabilities referred to in (vi) below, less (v) the amount of losses, costs and expenses (or items thereof) allocated to that Partner, less (vi) the amount of all cash and the net fair market value of all property distributed to that Partner, and less (vii) that Partner's share of any other expenditures of the Partnership that are not deductible by the Partnership for federal income tax purposes and not allowable as additions to the basis of Partnership property. A Capital Account shall be maintained for each Partner in accordance with the Code and the Regulations thereunder, including Treasury. Reg. 1.704-1(b).

        "Capital Contribution" means the total amount of cash and agreed fair market value of any other property contributed or agreed to be contributed, as the context requires, to the Partnership by each Partner, pursuant to
Schedule I or otherwise pursuant to the terms of this Agreement. Any reference to a Partner's Capital Contribution shall include the Capital
Contribution made by a predecessor holder of the interest of that Partner.

        "Capital Transaction" means a transaction in which all or any portion of the Equipment is transferred, conveyed or sold (except sale of personal property in the ordinary course of business), including a condemnation or other taking, or any financing or refinancing of the Equipment.

        "Cash Expenditures" means all disbursements of cash during the year
(excluding distributions to Partners), including, without limitation, payment of operating expenses, payment of principal and interest on the Partnership's indebtedness, cost of repair and rehabilitation of the Equipment, amounts allocated to reserves by the General Partner, any net increase in reserves and the payment of the fees and reimbursement of expenses as set forth in
Article VI.

        "Cash Flow" means the excess of Cash Receipts over Cash Expenditures.
Cash Flow shall be determined separately for each Fiscal Year or portion thereof.

        "Cash Flow from Operations" means Cash Flow resulting from the operation of the Business other than from capital transactions.


        "Cash Receipts" means all cash receipts of the Partnership from whatever source derived, including, without limitation, cash from operations, net insurance recoveries, Capital Contributions, and the net reduction in the amount of any reserve maintained by or for the Partnership.

        "Certificate" means the Certificate of Limited Partnership, as amended from time to time, required under the Act to be filed in the office of the Secretary of State of South Carolina.

        "Code" means the Internal Revenue Code of 1986, as amended (or any corresponding provision or provisions of succeeding law), and the regulations promulgated thereunder (the "Regulations").

        "Consent" means either the written consent of a Person to do the act or thing for which the consent is solicited, or the act of granting such consent, as the context may require.

        "Equipment" means a distillation processing plant used to convert waste oil into marketable fuels using the EnviroEconomics System Process developed by the General Partner.

        "Fiscal Year" means the fiscal year of the Partnership, which shall end each December 31.

        "General Partner" means Green Oasis Environmental, Inc., a Florida corporation, and any other Person admitted as a General Partner pursuant to
Article IX.

        "IRS" means the Internal Revenue Service.

        "Limited Partner" or "Limited Partners" means any Person or Persons admitted to the Partnership except the General Partner and the Original
Limited Partner (except to the extent the General Partner and/or the Original
Limited Partner acquire Partnership Interests pursuant to Section 4.03) and shall include a Substitute Limited Partner in that person's capacity as a Limited Partner of the Partnership.

        "Memorandum" means the private placement memorandum used by the Partnership in connection with the sale of Partnership Interests, as that document may subsequently be amended or supplemented.

        "Net Income or Loss" means the Partnership net income or loss from the operation of the Partnership Business and investment of any of its assets
(including the sale, exchange or other disposition of all or any portion of its assets or property), as determined for federal income tax purposes on an annual basis (or for a shorter period if required by the Agreement), under the accrual method of accounting, or such other method as is chosen by the General Partner. Any adjustments made pursuant to Section 743 of the Code shall not be taken into account in determining net income or loss. Every item of income, gain, loss, deduction, credit, or tax preference entering into the computation of that net income or loss, or applicable to the period during which that net income or loss was realized, shall be considered allocated to each Partner in the same proportion as net income or losses are allocated to that Partner.

        "Notice" means a writing containing the information required by this Agreement to be communicated to any Person, sent by registered, certified or regular mail, postage prepaid, to that Person at the last-known address of that person; provided, however, that any communication containing that information sent to that Person and actually received by that Person shall constitute Notice for the purposes hereof.

        "Partner" or "Partners" means the General Partner and any Limited
Partner or Limited Partners.

        "Partnership" means the limited partnership formed pursuant to this Agreement as it may from time to time be constituted, amended and, if necessary, reconstituted.

        "Partnership Interest" means the percentage ownership interest of a Partner in the Partnership at any particular time as set forth on Schedule I attached hereto, as amended from time to time. The price of a Partnership
Interest, purchased from the Partnership, shall be $50,000. Reference to a majority, or specified percentage, in interest of the Limited Partners, means
Limited Partners who, in the aggregate, own greater than 50%, or the specified percentage, respectively, of the total number of Partnership
Interests held by all Limited Partners. The Partnership Interest specifically includes the right of that Partner to any and all benefits to which that Partner may be entitled as provided in this Agreement and in the Act, together with the obligations of that Partner to comply with all the terms and provisions of this Agreement and the Act.

        "Person" means any individual, partnership, corporation, trust or other entity.

        "Subscription Agreement" means an agreement signed by a Limited
Partner, in the form attached to the Memorandum, by which the Limited Partner agrees to purchase Partnership Interests.

        "Substitute Limited Partner" means any Person admitted to the Partnership as a Limited Partner pursuant to Section 10.02.

       2.02 Interpretation. Words of the masculine gender shall be deemed and construed to include correlative words of the feminine and neuter genders, and vice versa, when applicable. Words importing the singular number shall include the plural number, and vice versa, unless the context otherwise dictates.


                                 Article III
                  Purpose and Business of the Partnership

       3.01 Purpose of the Partnership. The purpose of the Partnership is to operate a business for the conversion of waste motor oil into marketable fuels through the acquisition, maintenance and operation of the Equipment.

       3.02 Authority of the Partnership. To carry out its purpose, and not in limitation thereof, the Partnership, acting by and through the General
Partner, is empowered and authorized to do any and all acts and things necessary, appropriate, proper, advisable, incidental to, or convenient for the furtherance and accomplishment of its purpose, and for the protection and benefit of the Partnership including, but not limited to the following:

        (a) Own and maintain the Equipment and acquire and own such personal property as may be necessary to effectuate the foregoing purpose;

        (b) Enter into any kind of activity, and perform and carry out contracts or agreements of any kind necessary to, or in connection with, or incidental to, the accomplishment of the Business of the Partnership;

        (c) Borrow money and issue evidences of indebtedness, or assume indebtedness, in furtherance of the Partnership Business and secure any such indebtedness by mortgage, pledge or other lien on the Equipment, or any other asset of the Partnership; and

        (d) Subject to the limitations expressly set forth elsewhere in this Agreement, negotiate for and conclude agreements for the sale or other disposition of the Equipment, or for any financing or refinancing of the Equipment.

                                Article IV
                    Partners and Capital Contributions

       4.01 General Partner. The name, address and Capital Contribution of the General Partner is set forth on Schedule I.

       4.02 Original Limited Partner; Withdrawal. Effective upon the admission of the first Limited Partner pursuant to Section 4.03, the Original
Limited Partner shall automatically withdraw from the Partnership and his Capital Contribution thereupon shall be refunded to him.

       4.03  Limited Partners.

        (a) The General Partner shall offer and may issue and sell up to 30 Partnership Interests to Persons desiring to become Limited Partners.
Unless specifically waived by the General Partner, the minimum number of Partnership Interests that may be subscribed for by a Limited Partner shall be one Partnership Interest. Upon receipt of Subscription Agreements and cash or in kind contributions, the General Partner may accept such Subscription Agreements and admit such Persons as Limited Partners. At such time, Schedule I of this Agreement shall be amended to reflect such admission and the effective date thereof. There may be more than one such admission date, each of which shall be reflected in a revised Schedule I. Subscriptions may be accepted from no more than 35 non-accredited investors, as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, with immediate family members (and any trust for the benefit of any such person) being counted as a single investor.

        (b)  Each person who shall be listed as a Limited Partner on Schedule
I shall have executed a Subscription Agreement, which shall authorize the General Partner, as attorney-in-fact for such Person, to execute this Agreement on behalf of such Person, and shall further provide that such Person agrees to be bound by the terms of this Agreement as a Limited Partner.
Each Subscription Agreement shall have been accepted by the General Partner.
Each Limited Partner shall have contributed to the Partnership, in cash or in kind, that amount of capital which shall be set forth opposite his or her name on Schedule I.

        (c) The Limited Partners shall have no liability to provide funds or make Capital Contributions to the Partnership other than the Capital
Contributions as set forth in their Subscription Agreements.

        (d)  No Limited Partner shall be paid interest on his Capital
Contribution.

       4.04 Return of Capital Contributions of the Partners. Except as otherwise provided in this Agreement, the Partnership shall not redeem or repurchase any Partnership Interests and no Partner shall be entitled to demand or receive the return of his Capital Contribution. No Limited
Partner shall have the right to receive any property from the Partnership other than cash.

       4.05  Additional Capital Contributions.  If deemed necessary by the
General Partner, each Partner shall be required to contribute additional
Capital Contributions in accordance with the following procedure:

        (a) (i) Each Partner shall contribute to the Partnership's capital the funds required, in the same ratio as his percentage Partnership
Interest bears to all percentage Partnership Interests of all Partners.

             (ii) If any Partner (hereinafter called "the Defaulting Partner") shall fail (within ten (10) days after written demand) to contribute his share of any capital contribution required pursuant to this Section 4.05, there shall be the following consequences:

                  (A) The non-defaulting Partners and the Partnership shall have such rights, remedies and privileges against the Defaulting Partner as may be available under the law including, without limitation, the right to recover from the Defaulting Partner the amount of the contribution in default
("the Deficiency").



                  (B) (I) The non-defaulting Partners, or any of them, shall have the right, without further notice, to advance the Deficiency. If more than one non-defaulting Partner shall desire to advance the Deficiency, each such non-defaulting Partner shall advance the portion of the Deficiency determined by multiplying the Deficiency by a fraction, the numerator of which shall be the percentage Partnership Interest of such non-defaulting
Partner and the  denominator of which shall be the total of the percentage
Partnership Interests of all of the non-defaulting Partners desiring to advance the Deficiency. All advances of the Deficiency shall be repayable by the Defaulting Partner. The share of the Defaulting Partner in any ordinary or liquidating distributions to which he would otherwise become entitled under this Agreement shall be applied to the repayment to each advancing Partner, on a pro rata basis, of the portion of the Deficiency which he has advanced and the interest and penalty payable thereon, before any part of such distributions shall be paid to the Defaulting Partner.

                        (II)  Unless the total amount advanced by a
non-defaulting Partner has been repaid within sixty (60) days, or such longer period as the advancing Partner may designate, after the date of the Purchase
Notice (as defined in the next succeeding clause below), each advancing
Partner shall (if he shall elect to do so by written notice ("Purchase Notice") to the Defaulting Partner) be deemed to have purchased, for a price equal to the amount of his respective advance of the Deficiency which is unpaid, that portion of the percentage Partnership Interest of the Defaulting Partner which bears the same ratio to the entire percentage Partnership Interest of the Defaulting Partner as the unpaid advance bears to such sum plus all other then unpaid advances of the Deficiency by other non-defaulting Partners. Such purchase by a non-defaulting Partner shall be deemed to have occurred sixty
(60) days (or such longer period as the advancing Partner may designate) after the date of the Purchase Notice. Any such purchase shall be in full satisfaction of the Defaulting Partner's obligation to the advancing Partner.

                  (C) So long as a Partner shall be a Defaulting Partner, he shall have no right to make any decision in connection with the conduct of the business of the Partnership and for so long as any Partner shall not have the right to vote, his percentage Partnership Interest shall be disregarded in determining whether the required vote has been obtained.

        (b) Except as otherwise provided in this Section 4.05, no Partner shall have any obligation to contribute additional funds to the capital of the Partnership notwithstanding that the lack of such funds may result in a default by the Partnership under the terms of any of its obligations. However, the Partners may advance additional funds to the Partnership as loans, and such loans shall bear interest at two percent (2%) over the Prime Rate published by the Wall Street Journal from time to time and shall be repayable upon such terms as shall be designated by the Partners.

       4.06 Simultaneous Admission of Limited Partners. Following the initial admission of a Limited Partner, any Persons whose Subscription
Agreements are accepted thereafter on or before the Termination Date of the offering of Partnership Interests, as set forth in the Memorandum, shall be admitted as Limited Partners effective as of the date on which their respective Subscription Agreements are accepted by the General Partner.


                                Article V
            Allocations of Net Income or Loss and Distributions

       5.01 Allocation of Net Income or Loss. For tax and accounting purposes, Net Income or Loss (other than gain or loss allocated pursuant to Section 5.05) shall be allocated among the Partners during any Fiscal Year, 90% to the Limited Partners and 10% to the General Partner.

       For the year in which a Substitute Limited Partner is admitted to the Partnership, that Substitute Limited Partner's allocable share of the Net
Income or Loss is limited to that share of the Net Income or Loss incurred by the Partnership during the portion of the year in which he is a member of the Partnership based upon the number of days that the assignor Limited Partner and the Substitute Limited Partner each was the record holder of the Partnership Interest during the Fiscal Year. Gain or loss on a Capital
Transaction shall be allocated among Partners of record on the date of the event giving rise to such gain or loss.

       5.02  Allocation and Distribution of Cash Flow.

        (a) Cash Flow from Operations during any Fiscal Year shall be allocated 90% to the Limited Partners and 10% to the General Partner.

        (b) Cash Flow from capital transactions shall be allocated 90% to the Limited Partners and 10% to the General Partner.

        (c) Cash Flow, if any, shall be distributed to the Limited Partners within 30 days after the end of each fiscal quarter during the term of the Partnership, or more frequently if the General Partner so elects in its sole discretion.

       5.03  Overriding Allocation Provisions.

        (a) Notwithstanding any provision of this Agreement to the contrary, if a Partner receives an unexpected adjustment, an allocation, or a distribution described in Treas. Reg.1.704-1(b)(2)(ii)(d)(4), (5), or (6), under Section 704 of the Code which creates or increases a deficit balance in the Partner's Capital Account, items of income and gain shall be allocated to that Partner in an amount and manner sufficient to eliminate the Partner's
Capital Account deficit as quickly as possible. If any allocations are made pursuant to the previous sentence, future allocations of income or gain to that Partner will be reduced by an amount of income or gain equal to the amount previously allocated to the Partner under the previous sentence.

        (b)  If there is a net decrease in the Partnership's "minimum gain"
(as defined in Temp. Treas. Reg. 1.704-1T(b)(4)(iv)(c) or 1.704-1T(b)(4)(iv)
(h)(6)) during a fiscal year, each Partner with a deficit balance in his Capital Account at the end of the fiscal year will be allocated, before any other allocation of Partnership items is made pursuant to this Agreement, items of income and gain for the fiscal year, and, if necessary, subsequent fiscal years, in an amount equal to the greater of: (i) the portion of that Partner's share of the net decrease in Partnership minimum gain during that year that is allocable to the disposition of the Equipment or any other
Partnership asset subject to nonrecourse liabilities; or (ii) the deficit balance in that Partner's Capital Account at the end of that year (determined before any allocation of Partnership income, gain, loss, deduction, or Code section 705(a)(2)(B) expenditure for that year and excluding from that deficit
Capital Account balance any amount that Partner is deemed to be obligated to restore pursuant to the next to last sentences of Temp. Treas.
Reg. 1.704-lT(b)(4)(iv)(f) and (h)(5) after taking, into account thereunder any changes during that year in Partnership minimum gain or in the minimum gain attributable to any Partner nonrecourse debt). This Section 5.03 is intended to comply with the minimum gain charge-back requirements in Temp.
Treas. Reg. 1.704-1T(b)(4)(iv)(e) and shall be interpreted consistently therewith.

       5.04 Power of General Partner To Vary Allocations. It is the intent of the Partners that each Partner's distributive share of Net Income or Loss, Distributable Cash Flow and gain or loss shall be determined and allocated in accordance with the provisions of this Article V to the fullest extent permitted by Code section 704(b) and the Regulations thereunder. Therefore, if the Partnership is advised that any allocation provided in this Article V is unlikely to be respected for federal income tax purposes, the General
Partner is granted the power in Section 7.02(a), subject to certain limitations, to amend the allocation provisions of this Agreement to the minimum extent necessary to effect the plan of allocations and distributions provided in this Agreement.

       5.05 Allocations and Distributions Among Limited Partners. Allocations and distributions to Limited Partners shall be allocated in proportion to their respective Capital Contributions, except as may be otherwise expressly provided in this Agreement.

       5.06 No Priority. No Limited Partner shall have priority over any other Limited Partner, either regarding profits, losses, credits, or distributions or regarding any return of capital, except as provided herein.

                                Article VI
                           Compensation and Fees

       6.01  Reimbursement to the General Partner for Expenses and Fees
Advanced.  Other than the salaries and overhead of employees of the General
Partner, which employees shall include the General Manager and Assistant
General Manager of the Business, and the expenses associated with the offering of the Partnership Interests, the General Partner and its Affiliates shall be entitled to reimbursement for all expenses of the Partnership and the Business incurred or paid by it on behalf of the Partnership, both during the offering of Partnership Interests and thereafter, including travel, the actual cost of goods and materials used by the Partnership, legal fees and accounting and bookkeeping fees charged to the Partnership or the General
Partner.



                                Article VII
             Rights, Powers and Duties of the General Partner

       7.01  Management and Control of the Partnership.

        (a)  Except as otherwise set forth in this Agreement, the General
Partner has the exclusive right to manage and control the Business of the Partnership for the purposes herein stated and is hereby authorized to take any and all actions it deems necessary in accordance with the provisions of this Agreement.

        (b)  No Limited Partner (except one who may also be a General
Partner, and then only in its capacity as a General Partner within the scope of its authority hereunder) shall participate in or have any control over the Partnership business or shall have any authority or right to act for or bind the Partnership. The exercise by the Limited Partners of any of their voting and other rights pursuant to and in accordance with this Agreement shall not constitute participation in or control over the Partnership business.

       7.02  Authority of the General Partner.

        (a) The General Partner, on behalf of the Partnership and in furtherance of the business of the Partnership, shall have the authority to perform all acts that the Partnership is authorized to perform, including, but not limited to, the following:

             (1) To acquire, hold (in the Partnership's name), maintain, operate, sell, transfer, convey, exchange, refinance or otherwise dispose of or deal with the Equipment or any part thereof, at such price and upon such terms as the General Partner deems to be in the best interests of the Partnership, subject to obtaining the Consent or approval of the Limited
Partners as may be required herein;

             (2) To employ, on behalf of the Partnership, legal, financial, accounting, and operational agents, counsel and assistance, as well as initial and nonrecurring professional evaluation, advice and recommendations concerning and with respect to the Business and to employ Persons in the operation and management of the business of the Partnership, on such terms and for such compensation as the General Partner shall determine, subject, however, to the limitations regarding compensation to the General Partner contained herein;

             (3) To open accounts and deposits and maintain funds in the name of the Partnership in banks or savings and loan associations; provided, however, that the Partnership's funds shall not be commingled with the funds of any other Person; to invest in short-term debt obligations (including obligations of federal and state governments and their agencies, commercial paper, and certificates of deposit of commercial banks or savings institutions) such funds as are temporarily not required for investment in the Business or Partner distributions;



             (4) To cause the Partnership to make or revoke any of the elections under the Code that are made at the Partnership level;

             (5) To borrow money (and execute promissory notes) for investment in the Business, and the payment of fees and expenses (including fees payable to the General Partner and its Affiliates) and, if security is required therefor, to encumber any Partnership asset, to pledge or assign its Partnership Interest in the Partnership as collateral for any borrowing, to assume indebtedness secured by the Equipment, and to prepay, in whole or in part, refinance, increase, modify, consolidate or extend any note or other security device, all of the foregoing on such terms and in such amounts as the General Partner, in its sole discretion, deems to be in the best interests of the Partnership;

             (6) To execute, sign, and deliver in furtherance of any or all of the purposes of the Partnership, any and all agreements, contracts, documents, certifications, subscriptions and other instruments necessary or convenient in connection with the business of the Partnership; all of which may contain such terms, provisions and conditions as the General Partner, in its sole and absolute discretion, shall deem appropriate and to do any and all other acts or things necessary, proper, convenient or advisable to effectuate and carry out the intent and purposes of the Partnership;

             (7)  To require in any Partnership contracts that the General
Partner shall not have any personal liability thereon but that third parties are to look solely to the Partnership and its assets for satisfaction;

             (8) To make and revoke any election permitted the Partnership by any taxing authority;

             (9) Notwithstanding anything herein to the contrary, to amend this Agreement and the Certificate without the Consent or vote of any of the Limited Partners: (i) to reflect the reduction of the Capital Accounts upon the return of capital to Partners; (ii) to add to the representations, duties or obligations of the General Partner or surrender any right or power granted to the General Partner herein; (iii) to cure any ambiguity or to correct or supplement any provision herein that may be inconsistent with any other provision herein; and (iv) to amend the provisions of Article V relating to the allocations among Partners if the allocations provided therein are unlikely to be respected for federal income tax purposes. The General
Partner is empowered to amend those provisions to the minimum extent necessary to effect the plan of allocations and distributions provided in this Agreement. New allocations made by the General Partner described above shall be deemed to be made pursuant to the fiduciary obligation of the General Partner to the Partnership and the Limited Partners, and no such new allocation shall give rise to any claim or cause of action by any Limited
Partner;

             (10) To do all acts it deems necessary or appropriate for the protection and preservation of the Partnership assets, including the establishment of reserves;


             (11) To compromise, submit to arbitration, sue on or defend all claims involving the Partnership; and

             (12) To engage in any kind of activity and to perform and carry out contracts of any kind necessary to, in connection with, or incidental to the accomplishment of the purposes of the Partnership.

        (b) The General Partner may delegate all or any of its duties under this Agreement and in furtherance of any such delegation may appoint, employ or contract with any person, including Affiliates, that it, in its sole discretion, deems necessary or desirable for the transaction of the business of the Partnership, which persons may, under the supervision of the General Partner: (i) administer the day-to-day operation of the Partnership;
(ii) serve as the Partnership's advisors and consultants in connection with policy and investment decisions made by the General Partner; (iii) act as consultants, accountants, attorneys or in any other capacity deemed by the General Partner to be necessary or desirable; and (iv) perform such other acts or services for the Partnership as the General Partner, in its sole and absolute discretion, may approve.

        (c) No Person dealing with the General Partner shall be required to determine its authority to make any commitment or undertaking on behalf of the Partnership, nor to determine any fact or circumstance bearing upon the existence of its authority.

       7.03 Authority of the General Partner and Affiliates to Deal with the Partnership. The General Partner and its Affiliates shall have the right to contract or otherwise deal with the Partnership subject to the following restrictions:

        (a) With respect to any loans made by the General Partner to the Partnership, the General Partner shall not (i) receive interest or other financing charges or fees in excess of those amounts that would be charged by third-party financing institutions on comparable loans for the same purpose in the same geographic area, and in no event greater than two per cent above the prime rate as published from time to time by the Wall Street Journal, or
(ii) require prepayment charges or penalties on any such loans; and

        (b)  The General Partner shall not cause the Partnership to loan
Partnership funds to the General Partner or any of its Affiliates.

       7.04  Duties and Obligations of the General Partner.

        (a) The General Partner shall take all action that may be necessary or appropriate for the continuation of the Partnership's valid existence as a limited partnership under the laws of the State of South Carolina.

        (b) The General Partner shall cause to be prepared and shall file on or before the due date (or any extension thereof) any federal, state, or local tax returns required to be filed by the Partnership. The General


Partner shall cause the Partnership to pay any taxes payable by the Partnership.

        (c) The General Partner shall devote to the Partnership such time as may be necessary for the proper performance of its duties under this Agreement, but the General Partner shall not be expected to devote its full time to the performance of those duties.

       7.05  Other Business of the General Partner.

        (a) The General Partner may engage independently or with others in other business ventures of every nature and description. Nothing in this Agreement shall be deemed to prohibit the General Partner or any Affiliate of the General Partner from dealing with, or otherwise engaging in business with, Persons (other than Affiliates of the General Partner) transacting business with the Partnership.

        (b)  Neither the General Partner, nor any Affiliate of the General
Partner, shall be obligated to present any particular investment opportunity to the Partnership even if that opportunity is of a character which, if presented to the Partnership, could be taken by the Partnership.

        (c) Neither the Partnership nor any Partner shall have any right by virtue of this Agreement or the partnership relationship created hereby in or to those other ventures or activities or to the income or proceeds derived therefrom and the pursuit of those ventures, even if competitive with the business of the Partnership, shall not be deemed wrongful or improper.

       7.06  Limitation on Liability of the General Partner and Affiliates;
Indemnification.

        (a) The General Partner and its Affiliates shall not be liable for any action or inaction of the General Partner or its Affiliates if they determined, in good faith, that course of conduct was in the best interests of the Partnership and the course of conduct did not constitute fraud, gross negligence or willful misconduct by the General Partner or its Affiliates, or breach by the General Partner of its fiduciary duty or any of the terms of this Agreement.

        (b) To the maximum extent permitted under the Act, the Partnership, its receiver or its trustee, shall indemnify, save harmless and pay all judgments and claims against the General Partner and its Affiliates from any liability, loss or damage incurred by them or by the Partnership by reason of any act performed or omitted to be performed by them while acting within the scope of the authority of the General Partner, including costs and reasonable attorneys' fees (which attorneys' fees shall be paid as incurred) and any amount expended in the settlement of any claim of liability, loss or damage;
provided that (i) if that liability, loss or damage arises out of any action or inaction of the General Partner or its Affiliates, the General Partner or its Affiliates must have determined, in good faith, that course of conduct was in the best interests of the Partnership and that course of conduct did not constitute fraud, gross negligence or willful misconduct by the General
Partner or its Affiliates or breach by the General Partner of its fiduciary duty or any of the terms of this Agreement or a violation of federal or state securities laws; and (ii) any such indemnification shall be recoverable only from the assets of the Partnership and not from the assets of the Limited
Partners. All judgments against the Partnership and the General Partner or its Affiliates, wherein the General Partner or its Affiliates are entitled to indemnification, must first be satisfied from Partnership assets before the General Partner or its Affiliates are responsible for these obligations.

                               Article VIII
                Rights and Obligations of Limited Partners

       8.01 Management of the Partnership. No Limited Partner, in that status, shall take part in the management or control of the business of the Partnership nor transact any business in the name of the Partnership. The
Limited Partners shall, however, have the powers and be entitled to exercise the rights given to the Limited Partners by the terms of this Agreement and under the Act, and the exercise of these rights and powers shall not constitute participation by the Limited Partners in the control of the Partnership's business. No Limited Partner shall have the right or power to:
(i) withdraw or reduce his contribution to the capital of the Partnership except as a result of the dissolution and termination of the Partnership,
(ii) bring an action for partition against the Partnership, or (iii) cause the dissolution and termination of the Partnership by court decree or otherwise, except as set forth in this Agreement.

       8.02 Transfer of Interest. If any Limited Partner desires to sell, transfer, convey or otherwise dispose of his Partnership Interest, or any portion thereof, he must first offer such Partnership Interest to the General
Partner, for the General Partner to purchase on the same terms and conditions as such Limited Partner would offer to third parties. If after 30 days of receipt of Notice offering such Partnership Interest, the General Partner has not purchased the Partnership Interest from the offering Limited Partner, the Limited Partner may sell such Partnership Interest to a third party on the same terms and conditions offered to the General Partner; provided, however, such third party shall only be admitted as a Limited Partner upon compliance with Section 10.02 of this Agreement.

       8.03 Limitation on Liability of Limited Partners. The liability of each Limited Partner shall be limited to his Capital Contribution.

       8.04  Power of Attorney.

        (a) The General Partner, and its successors as General Partner, is appointed the true and lawful attorney for each Limited Partner and in his name, place and stead, may make, consent to, execute, sign, acknowledge, swear to, file for recording at the appropriate public offices and publish:

             (1)  This Agreement and the Certificate;


             (2) All certificates, applications, fictitious name registrations and amendments and cancellations thereof, instruments, and documents that may be required under law, or by any state or governmental agency, or as may be appropriate for the conduct of Partnership business, its continuation, dissolution or termination;

             (3) Any amendments to this Agreement, the Certificate and any other document necessary to implement and give effect to any of the provisions of this Agreement, and any provision to which the Consent of the Limited
Partners has been obtained;

             (4) The correction of a false or erroneous statement in this Agreement or in the Certificate; and

             (5) All elections that may be made by the Partnership or the Partners in respect of the Partnership under the Code.

        (b) Each Limited Partner consents to execute and deliver to the General Partner, within five days after the receipt of the General Partner's written request therefor, such other and further powers of attorney and instruments as the General Partner deems necessary to carry out the purposes of this Section 8.04.

        (c) In recognition of the fact that each of the Limited Partners under this Agreement will be relying upon the power of the General Partner to act as contemplated by this Agreement in any filing and other action by it on behalf of the Partnership, the appointments and grants of authority made in the Subscription Agreements and herein are special powers of attorney, coupled with an interest, and shall survive the death, bankruptcy, dissolution or incompetence of any Partner and the assignment by any Partner of his Partnership Interest; provided that in the event of such an assignment, the foregoing appointments and grants of authority shall survive only until such time as the assignee is admitted to the Partnership and all required documents and instruments have been duly executed, filed and recorded to effectuate that substitution.

       8.05  Exchange of Partnership Interest for Common Stock.     Within the
first five (5) days of any calendar month during the Term of the right granted under this Section 8.05, any Limited Partner shall have the right to exchange his Partnership Interest for Green Oasis Environmental, Inc. ("Green Oasis")
common stock at a price which is equal  to 80% of the average bid price of the last five (5) business days of the preceding month.  The Term of the right granted under this Section 8.05 shall be three (3) years, commencing on the one year anniversary of this Partnership Agreement and terminating on the five year anniversary of this Partnership Agreement.  A Limited Partner shall exercise his right under this Section 8.05 by concurrently exchanging all, but not less than all, of his Partnership Interest for the common stock.

        A Limited Partner may exchange all, but not less than all, of his Partnership Interest for Green Oasis common stock, by delivering to Green
Oasis a written notice in the form of the Exchange Notice of Exhibit I of the Memorandum.

        Green Oasis is authorized to issue 20,000,000 shares of common stock.
Green Oasis will reserve at all times for the Term of the right granted under this Section 8.05, free from all preemptory rights, out of its treasury or authorized but unissued shares, or both, sufficient shares for the exercise of the exchange. Shares of common stock issued pursuant to exercise of the exchange shall be validly issued, fully paid and non-assessable.

                                Article IX
           Withdrawal or Removal of a General Partner; Transfer of Interest; Successor or Additional General Partner

       9.01  Removal of a General Partner.

        (a) The General Partner may be removed, without cause, if, and only if, such removal is approved by 75% of all Partnership Interest held by Limited Partners, excluding Limited Partners who are Affiliates of the General Partner. If a General Partner is removed from the Partnership without cause, that General Partner shall retain all of its Partnership
Interest in the capacity of a Limited Partner, including its interest in Net
Income and Loss and Distributable Cash Flow in the same percentages as it would have received as General Partner. If the General Partner's removal shall have been for cause, the General Partner's Partnership Interest (but not the Partnership Interest held by the General Partner as a Limited Partner) shall be assigned to any remaining General Partner or to such successor
General Partner as may replace the removed General Partner, in accordance with Section 9.05. A General Partner shall be removed for cause only if at least a majority in interest of the Limited Partners, excluding Limited
Partners who are Affiliates of the General Partner, determine and vote that the removal was for cause and that determination is affirmed under the arbitration provision below.

        (b) The following shall be grounds for removal for cause of a General Partner:

             (1) Any intentional, material failure to meet its obligations under this Agreement, or any intentional material violation of any other provision of this Agreement or any provision of applicable law; or

             (2) Conducting its own affairs or those of the Partnership in such manner as would intentionally cause the termination of the Partnership for federal income tax purposes or intentionally cause it to be treated as an association taxable as a corporation.

        (c) If the Limited Partners approve the removal of a General Partner for cause by the requisite 75% vote, that General Partner may, within 30 days after its notification in writing of such removal for cause, file an objection in writing that the removal is not justified as a "for cause" removal. If the objection is timely filed, the question of whether that removal shall be for cause or not for cause shall be submitted to arbitration pursuant to Section
14.01.  All Partners shall have the right to appear before the arbitrator.
The Limited Partners, as a group, shall have all of the rights of a party in interest before that arbitrator enjoyed by the General Partner, but only if a majority in interest of the Limited Partners shall vote to exercise such right. Pending the final decision of the arbitrator, the removed General
Partner shall retain its entire Partnership Interest as a Limited Partner.

        (d) If a General Partner is removed, but not for cause as defined above, the retention of any Partnership Interest that it owns as a Limited
Partner shall be subject to the right of a successor General Partner to purchase such Partnership Interest for an amount to be agreed upon by the removed General Partner and the successor General Partner. If they cannot agree on mutually acceptable terms for such purchase, the question shall be submitted to arbitration pursuant to Section 14.01. The successor General
Partner waives his right to purchase the Partnership Interest of the removed
General Partner unless, within 60 days of becoming a successor General
Partner, he gives to the removed General Partner Notice of his intent to exercise that right.

        (e) In any event, if a General Partner is removed, the Partnership shall pay to it and its Affiliates all of the fees and reimbursements, if any, set forth in the Agreement and Memorandum payable to that General Partner and its Affiliates as of the effective date of its removal as a General Partner.
The full amount of the fees shall be paid to the removed General Partner no later than 30 days after the effective date.

       9.02  Resignation or Withdrawal of a General Partner.  A General
Partner may not resign or withdraw from the Partnership without providing 60 days' prior written notice to all Limited Partners and, if there is no remaining General Partner, providing a successor General Partner pursuant to
Section 9.05.

       9.03 Transfer of Interest. A General Partner may not transfer or sell any portion of its Partnership Interest without the prior Consent of a majority in interest of the Limited Partners; provided, however, this Section shall not apply to a sale or transfer pursuant to a resignation or withdrawal of a General Partner in accordance with Section 9.02 or to the pledge or assignment of a General Partner's Partnership Interest to a lending institution as security for borrowing by that General Partner or an Affiliate or as security for borrowing by or on behalf of the Partnership or to a sale or transfer by a General Partner of any Limited Partnership Interest owned by such General Partner.

       9.04 Continuing Liability. If a General Partner resigns or withdraws from the Partnership pursuant to Section 9.02, sells or transfers its Partnership Interest pursuant to Section 9.03, or is removed pursuant to
Section 9.01, that General Partner shall be, and shall remain, liable for all obligations and liabilities incurred by it as a General Partner before the effective date of such removal but shall be free of any obligations or liabilities incurred on account of the activities of the Partnership from and after that date.


       9.05  Admission of a Successor or Additional General Partner.  A
General Partner may at any time designate one or more additional Persons to be a General Partner, subject to the General Partner and that Person agreeing upon the Partnership Interest of that Person as a General Partner, and provided that the interests of the Limited Partners shall not be affected thereby. That Person shall become a successor or additional General Partner only upon meeting the following conditions:

        (a) The admission of that Person shall have been consented to by a majority in interest of the Limited Partners;

        (b) If the designated Person is a corporation, it shall have provided the Partnership with evidence satisfactory to the Partnership of its authority to become a General Partner and to be bound by terms of this Agreement;

        (c) The designated person shall have accepted and agreed to be bound by all the terms and provisions of this Agreement;

        (d) The admission of the designated person is in conformity with the Act and none of the actions taken in connection with the admission of the designated Person will cause the termination or dissolution of the Partnership or will cause it to be classified other than as a Partnership for federal income tax purposes; and

        (e) Any required or appropriate amendments and filings required under the Act shall have been properly performed.

       9.06  Effect of Bankruptcy, Death, Withdrawal, Dissolution or
Incompetency of a General Partner.

        (a) In the event of the Bankruptcy, adjudication of incompetency, withdrawal, death or dissolution of a General Partner, the business of the Partnership shall be dissolved, unless reformed pursuant to Section 13.04.

        (b) Upon the occurrence of any such event, that General Partner shall immediately cease to be a General Partner and its interest shall terminate; provided that the termination shall not affect any rights, obligations, or liabilities of such General Partner then existing (whether or not those rights, obligations or liabilities were known or had matured) or the value, if any, of the interest of that General Partner.


                                 Article X
                  Transferability of Partnership Interest

       10.01 Restrictions on Transfer of Partnership Interest.

        (a) A Limited Partner may sell, transfer or assign, in whole or in part, his Partnership Interest only if such sale, transfer or assignment is in accordance with this Article X and only if such sale, transfer or assignment will not affect the tax status of the Partnership or cause the termination of the Partnership for federal income tax purposes.
Notwithstanding the foregoing, no Limited Partner may sell, transfer, convey or otherwise dispose of any portion of his Partnership Interest without having first offered such Partnership Interest to the General Partner in accordance with Section 8.02 of this Agreement.

        (b) Except as provided in this Article X, and as required by operation of law, the Partnership shall not be obligated for any purpose whatsoever to recognize the assignment by any Limited Partner of his Partnership Interest until the Partnership has received actual notice thereof.

        (c) Except for transfers by bequest, or under the laws of intestacy, no Limited Partner shall sell, assign or otherwise transfer his Partnership
Interest, or any fraction thereof, unless the General Partner shall have consented thereto and the Partnership Interests are registered under the Securities Act of 1933 and any applicable state securities laws, or that Limited Partner obtains an opinion of counsel which is satisfactory to the General Partner that the Partnership Interests may be sold in reliance on an exemption from the registration requirements, it being the understanding of each Limited Partner that the Partnership has no obligation or intention to register the Partnership Interests for resale under any federal or state securities laws or to take any action that would make available any exemption from the registration requirements of those laws. Those transfers shall be by written instrument signed by the assigning Limited Partner, in such form satisfactory to the General Partner, the terms of which are not in contravention of any provisions of the Agreement, and shall be effective only upon receipt by the General Partner.

        (d) In no event shall a Limited Partner's Partnership Interests, or any portion thereof, be sold, assigned or transferred (i) to a minor or an incompetent, unless by will or intestate succession, and then only if a legal representative of that minor or incompetent has been duly appointed according to law; (ii) to any person not permitted to be a transferee under applicable law, including, in particular but without limitation, applicable federal and state securities laws; (iii) if, in the opinion of tax counsel to the Partnership, such assignment would result in the termination under the Code of the Partnership's taxable year or its status as a partnership for federal income tax purposes; (iv) to a tax-exempt entity, a charitable remainder trust or to a nonresident alien; or (v) if such assignment would affect the Partnership's existence or qualification as a limited partnership under the Act or the applicable laws of any other jurisdiction in which the Partnership is then conducting business. Any such attempted assignment without the express written approval of the General Partner shall be void and ineffectual and shall not bind the Partnership.

        (e) From and after the effective date of a valid transfer or assignment, an assignee or transferee shall be entitled to receive distributions of Cash Flow and allocations of Net Income or Loss from the Partnership attributable to the transferred Partnership Interests; provided, however, the Partnership and the General Partner shall be entitled to treat the Limited Partner who is the assignor or transferor of the Partnership
Interests as the absolute owner thereof in all respects, and shall incur no liability for distributions of Cash Flow or allocations of Net Income or Loss which are made in good faith to the Assignor or Transferor Limited Partner, until such time as the written instrument of assignment or transfer has been received by the Partnership, and the effective date of assignment or transfer of Partnership Interests shall be the later of the last day of the month during which (i) the Partnership receives the written instrument of assignment, or (ii) the date on which that transfer by operation of law occurs.

       10.02 Admission of Substitute Limited Partners.

        (a) Subject to the other provisions of this Article X, an assignee of the Partnership Interest of a Limited Partner (which shall be understood to include any purchaser, transferee, donee or other recipient on any disposition of that Partnership Interest in compliance with Section 10.01) shall be deemed admitted as a Limited Partner only upon the satisfactory completion of the following:

             (1) Consent by the General Partner (which Consent shall be within its sole discretion);

             (2) Acceptance and agreement by the assignee to be bound by the terms of this Agreement and such other documents or instruments as the General
Partner may require;

             (3) Execution of a counterpart of this Agreement, evidencing the Consents and agreements above, by the assignee;

             (4)  If the assignee is a corporation, provision to the General
Partner of evidence of its authority to become a Limited Partner; and

             (5) Payment by the assignee to the Partnership of a transfer fee that is sufficient to cover all reasonable expenses connected with the substitution.

        (b) A Substitute Limited Partner shall be deemed to have become such on the date on which all of the foregoing requirements have been satisfied.

        (c) The General Partner and the Partnership shall cooperate with the Person seeking to become a Substitute Limited Partner by preparing the documentation required by this Section 10.02 and making all official filings and publications as promptly as practicable after the satisfaction by the assignee of the conditions contained in this Article X to the admission of that Person as a Limited Partner. The General Partner shall cause this Agreement to be amended, if necessary, to reflect the substitution of Limited
Partners, if any, at least once in each calendar quarter.

       10.03 Rights of Assignee of Partnership Interest.

        (a) Except as provided in this Article X, and as required by operation of law, the Partnership shall not be obligated for any purpose whatsoever to recognize the assignment by any Limited Partner of his Partnership Interest unless such assignment is in accordance with this
Article X and until the Partnership has received actual notice of such assignment.

        (b)  Any person who is the assignee of all or any portion of a Limited
Partner's Partnership Interest, but does not become a Substitute Limited
Partner, and desires to make a further assignment of that Partnership Interest, shall be subject to all the provisions of this Article X to the same extent and in the same manner as any Limited Partner desiring to make an assignment of his Partnership Interest.

       10.04 Effect of Bankruptcy, Death or Incompetency of a Limited Partner.
The Bankruptcy, death or adjudication of incompetency of a Limited Partner shall not cause the termination or dissolution of the Partnership, and the Business of the Partnership shall continue. Upon any such occurrence, the trustee, receiver, executor, administrator, committee, guardian or conservator of such a Limited Partner shall have all the rights of that Limited Partner for the purpose of settling or managing his estate or property, or to assign all or any part of his Partnership Interest and to join with the assignee in satisfying conditions precedent to the admission of the assignee as a Substitute Limited Partner.

                                Article XI
                      Books and Records; Accounting;
                    Tax Elections; Reports; Fiscal Year

       11.01 Books and Records. The books and records of the Partnership shall be maintained using the method of accounting that it elects to use for federal income tax purposes. These and all other records of the Partnership, including information relating to the status and performance of the Business, a list of the names and addresses of all Limited Partners, and all other records required to be kept under the Act shall be kept at the principal office of the Partnership, or any other office established and designated by the General Partner, and shall be available for inspection and copying at the reasonable request, and at the expense, of any Partner, or his duly authorized representatives during ordinary business hours.

       11.02 Reports to Partners.

        (a) The General Partner shall cause to be prepared within 75 days after the end of each fiscal year Internal Revenue Form 1065 showing the allocation of



Partnership profit and loss to each Partner for the preceding fiscal year.  The
Partnership will transmit to each Limited Partner his respective Schedule K-1 and will make available to Limited Partners, upon request, copies of the entire
Form 1065.

        (b) The General Partner shall cause quarterly reports to be prepared for each fiscal quarter of the Partnership, and shall cause a copy of those reports to be transmitted to each Limited Partner within 30 days after the end of each such quarter.

        (c)  Any financial statements required under this Section 11.02 shall not be required to be audited.

       11.03 Meetings of Partners.  In any matter described in this Agreement on which any Partner is entitled to grant (or deny) his Consent or cast his vote, such Partner may accomplish the same by attending any meeting convened for all of the Partners entitled to vote on the matter or he may grant to any Person a special or general power of attorney to vote for him at such meeting or he may grant (or deny) his Consent in writing.  Said written Consent may be utilized at any meeting of the Partners or it may be utilized, without a meeting, in obtaining the Consent of Partners to a matter submitted to all Partners entitled to grant or deny Consent on said matter.
The General Partner may in its discretion convene a meeting for any purpose, and the
General Partner shall convene a meeting upon receiving a written request signed by
Limited Partners holding at least 40% of the Partnership Interests held by the
Limited Partners, excluding Limited Partners who are Affiliates of the General
Partner.  A list of the names and addresses of all Partners shall be maintained as part of the books and records of the Partnership and made available to any
Partner or his representative at his cost.  Upon receipt of Notice of a meeting from such Limited Partners stating the purpose(s) of the meeting, the General
Partner shall provide all Partners, within 10 days after receipt of said request, Notice of a meeting and the purpose of such meeting to be held on a date not less than 15 nor more than 60 days after receipt of said request, at a time and place convenient to participants.

       11.04 Section 754 Elections. In the event of a transfer of all or any part of the Partnership Interest of either a General Partner or a Limited
Partner, the Partnership may elect, pursuant to Code sections 743 and 734
(or any corresponding provisions of succeeding law), to adjust the basis of the Partnership property. However, notwithstanding an election pursuant to Code section 754 having been made with respect to the Partnership Interest of any Partner, the determination of profits, losses and Capital Account balances shall, for all purposes of this Agreement, be made without taking into account adjustments resulting from that election, and those adjustments shall only be taken into account on the income tax returns of the Partners affected thereby. The affected Partners shall pay the additional cost of computing the adjustment to income or loss resulting from that election.

       11.05 Designation of Tax Matters Partner. The General Partner is hereby designated as the Partnership's "Tax Matters Partner" pursuant to Code section 6231, and in that capacity is hereby authorized and empowered to act for and represent the Partnership and each of the Limited Partners before the




IRS in any audit or examination of any Partnership tax return and before any court selected by the Tax Matters Partner for judicial review of any adjustment assessed by the IRS. The Tax Matters Partner hereby accepts that designation.

                                Article XII
                                Amendments

       12.01 Proposal and Adoption of Amendments Generally.

        (a)  Amendments to this Agreement to reflect the addition or substitution of a Limited Partner, the designation of an additional or successor General Partner, or the withdrawal of a General Partner shall be made at the time and in the manner referred to in Section 12.03.  Any other amendments to this Agreement, except for those within the General Partner's power of attorney under Section 8.03, may be proposed in the following manner:

             (1)  By the General Partner, which shall give Notice to the Limited
Partners of (i) the text of that amendment, and (ii) a statement of the purpose of that amendment; or

             (2)  By 40% or more in interest of the Limited Partners (excluding
Affiliates of the General Partner), who shall submit to the General Partner (i) the text of that proposed amendment, and (ii) a statement of the purpose of that amendment. The General Partner shall, within 10 days after receipt of any such proposal, give Notice to all Limited Partners of that proposal and statement of purpose, together with the views of the General Partner with respect to that proposed amendment.

        (b) Amendments proposed pursuant to Section 12.01(a), subject to the provisions of Section 12.02, shall be adopted if approved by a majority in interest of the Limited Partners.

        (c) The General Partner shall, within a reasonable time after the adoption of any amendment to this Agreement, make any official filings or publications required or desirable to reflect that amendment.

       12.02 Limitation on Amendments.  Notwithstanding the provisions of
Section 12.01, no amendment to this Agreement may:

        (a) Convert the Partnership Interest of any Limited Partner into the Partnership Interest of a General Partner or modify the limited liability of any Limited Partner without the Consent of that Partner;

        (b) Subject to Sections 5.04, 5.05 and 7.02(a)(10), modify the order provided in Article V for allocation of Net Income or Losses, gain or loss, Cash Flow and net proceeds resulting from the liquidation of the Partnership without the Consent of a majority in interest of the Limited Partners;



        (c) Subject to Sections 5.04, 5.05 and 7.02(a)(10), modify the method provided in Article V of determining distributions of Distributable Cash Flow and net proceeds resulting from the liquidation of the Partnership without the Consent of a majority in interest of Limited Partners;

        (d)  Amend Article VI, without the consent of the General Partner; or

        (e) Amend this Article XII or Section 13.01, without the Consent of all Partners.

       12.03 Amendments on Admission or Withdrawal of Partners.

        (a) Amendments to admit a Substitute Limited Partner shall be adopted if the conditions specified in Section 10.02, respectively, shall have been satisfactorily complied with and the amendment shall have been signed by the General Partner and by the Person to be substituted or added and, if a Limited
Partner is to be substituted, by the assigning Limited Partner or his attorney-in-fact.

        (b)  Amendments to reflect the designation of an additional or successor
General Partner shall be adopted if the conditions specified in Article IX shall have been satisfactorily completed and the amendment shall have been signed by the other General Partner(s) and by that additional or successor General Partner.

        (c)  Amendments to withdraw or remove a General Partner, if the business of the Partnership is continued, shall be adopted if the conditions specified in
Article IX shall have been signed by the remaining or successor General Partner(s).

                               Article XIII
           Dissolution, Winding Up, Liquidation and Termination

       13.01 Dissolution of the Partnership. The Partnership shall be dissolved upon the earlier of the expiration of the term of the Partnership or upon:

        (a)  The withdrawal, removal, Bankruptcy, death, dissolution or adjudication of incompetency of a General Partner, unless the Partnership elects to reform the
Partnership and continue business pursuant to Section 13.04;

        (b)  The sale or other disposition of all of the Equipment;

        (c)  The written consent of all Partners; or

        (d)  The entry of a decree of judicial dissolution under the Act.


       13.02 Distributions Upon Dissolution. Limited Partners shall look solely to the assets of the Partnership for all distributions with respect to the Partnership and their Capital Contributions thereto and share of profits and losses for tax purposes thereof, and shall have no recourse therefor (upon dissolution or otherwise) against any General Partner or any Limited Partner.

       13.03 Winding Up and Liquidation.

        (a) Upon the dissolution of the Partnership pursuant to Section 13.01, if the Partnership shall not have been reformed pursuant to Section 13.04, the Partnership business shall be wound up and its assets liquidated as provided in Section 13.03(c).

        (b) The General Partner shall file all certificates and notices of the dissolution of the Partnership required by law. The General Partner shall proceed without any unnecessary delay to sell and otherwise liquidate the Partnership's property and assets; provided, however, that if the General
Partner shall determine that an immediate sale of part or all of the Partnership property would cause undue loss to the Partners, to avoid that loss, the General Partner may, to the extent provided by the Act, defer the liquidation as may be necessary to satisfy the debts and liabilities of the Partnership to persons other than the Partners.

        (c) The General Partner shall apply and distribute the liquidation proceeds in the following order of priority:

             (i) to the payment of liabilities and obligations of the Partnership including loans from the Partners, if any, and expenses of winding up;

             (ii)  to the establishment of such reserves as the General
Partner may reasonably deem necessary for any contingent liabilities and obligations of the Partnership for such period as the General Partner shall deem advisable for the purpose of disbursing such reserves in payment of such liabilities or obligations and, at the expiration of such period, the balance of such reserves, if any, shall be distributed as hereinafter provided;

             (iii) to the Limited Partners to the extent of the aggregate amount of their positive Capital Account balances and then to the General
Partner to the extent of its positive Capital Account balance; and

             (iv) the balance to all the Partners in the same proportions as proceeds of a Capital Transaction are distributed pursuant to Section 5.02.

References in this Article XIII to the General Partner winding up the Partnership business shall also be deemed to refer to such other Person as may be authorized under the Act to take such actions if the General Partner is unable or unwilling to do so. If the Partnership has sold, or during the winding up period, sells all or part of the Partnerships assets in a deferred payment sale, the winding up period may be extended for any such period as the General Partner or the Person required by law to wind up the Partnership deems reasonably necessary to collect the proceeds of such sale and interest thereon.

        (d) Upon the dissolution of the Partnership pursuant to Section 13.01, the accountants for the Partnership shall promptly prepare, and the General
Partner shall furnish to each Partner, a statement setting forth the assets and liabilities of the Partnership upon its dissolution. Promptly following the complete liquidation and distribution of the Partnership property and assets, the Partnership accountants shall prepare, and the General Partner shall furnish to each Partner, a statement showing the manner in which the Partnership assets were liquidated and distributed.

       13.04 Reformation of the Partnership.

        (a) If dissolution occurs under Section 13.01(a) or 13.01(d), the remaining General Partner(s) or successor General Partner(s), if any, may reform and continue the Partnership.

        (b)  If the Partnership is reformed upon dissolution pursuant to
Section 13.01(a), the remaining General Partner(s) or successor General
Partner(s) shall pay to the withdrawing General Partner or its legal representatives for its Partnership Interest such purchase price as may be agreed upon between the withdrawing General Partner and the remaining
General Partner(s) or successor General Partner(s).  Each remaining General
Partner or successor General Partner shall pay its pro rata share of the purchase price and shall receive its pro rata share of the Partnership
Interest of the withdrawing General Partner. If the purchase price for that interest cannot be mutually agreed upon by the remaining General Partner(s) or successor General Partner(s) and the withdrawing General Partner or their legal representatives, the matter shall be submitted to arbitration pursuant to Section 14.01. Payment for the Partnership Interest shall be made within six months of final determination of the purchase price.

        (c) The remaining General Partner(s) or successor General Partner(s), if any, are authorized and shall immediately (1) give notice to the Limited
Partners of the occurrence of that event, and (2) make, execute and file for recordation such amendments or documents or other instruments as are necessary to reflect the termination of the interest of that General Partner, each Limited Partner hereby consenting to that amendment.

       13.05 Termination. Upon completion of the dissolution, winding up, liquidation and distribution of the Partnership assets, the Partners shall cease to be Partners of the Partnership, and the General Partner shall execute, acknowledge, and cause to be filed all certificates and notices required by the law to terminate the Partnership.


                                Article XIV
                               Miscellaneous

       14.01 Arbitration. Any dispute, controversy or claim arising out of or in connection with, or relating to, this Agreement or any breach or alleged breach hereof, except allegations of violations of federal or state securities laws, shall, upon the request of any party involved, be submitted to and settled by arbitration in the City of Charleston, State of South Carolina, pursuant to the rules then in effect of the American Arbitration Association
(or at any other place or under any other form of arbitration mutually acceptable to the parties so involved). Any award rendered shall be final and conclusive upon the parties and a judgment thereon may be entered in the highest court of the forum, state or federal, having jurisdiction. The expenses of the arbitration shall be borne equally by the parties to the arbitration, provided that each party shall pay for and bear the cost of its own experts, evidence, and counsel's fees.

       14.02 Burden and Benefit. The covenants and agreements contained in this Agreement shall be binding upon and inure to the benefit of the heirs, executors, administrators, successors and assigns of the respective parties hereto.

       14.03 Applicable Law. This Agreement shall be construed and enforced in accordance with the laws of the State of South Carolina.

       14.04 Descriptive Headings. The headings of the articles and sections of this Agreement are inserted for convenience only, and shall not be deemed to be a part of this Agreement, and in no way shall define, limit, extend or describe the scope or intent of any provisions hereof.

       14.05 Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original copy, all of which together shall constitute one Agreement, binding on all parties hereto, notwithstanding that all parties shall not have signed the same counterparts.

       14.06 Notices. Any and all notices, offers, demands, elections, or consents required or permitted to be made under this Agreement ("Notices") shall be in writing, signed by the party giving such Notice, and shall be deemed given and effective (i) when hand delivered (either in person by the party giving such Notice or by his designated agent, or by commercial courier), or (ii) on the third business day following the day (as evidenced by proof of mailing) upon which such Notice is deposited, postage prepaid, certified mail, return receipt requested, with the United States Postal Service, and addressed to the other party at such party's respective address as set forth in
Schedule I, or at such other address as such party may hereafter designate by Notice.

       14.07 Severability of Provisions. Each provision of this Agreement shall be considered severable and if for any reason any provision that is not essential to the effectuation of the basic purposes of this Agreement is determined to be invalid and contrary to any existing or future law, that invalidity shall not impair the operation of or affect those provisions of this Agreement that are valid.

       14.08 Entire Agreement. This Agreement, including information incorporated herein by reference, sets forth all of the representations, promises, agreements and understandings among the parties hereto with respect to the Partnership, the Partnership business, and the property of the Partnership.

       14.09 Saving Clause. If any provision of this Agreement shall be, or shall be found to be, unenforceable under federal law or under the laws of the State of South Carolina, that provision shall be deemed amended to conform with those laws.

       IN WITNESS WHEREOF, the parties hereto have affixed their signatures and seals as of the first date written above.

                            General Partner:

                            Green Oasis Environmental, Inc.


                            By:  /s/  William D. Carraway
                               ---------------------------
                            Title:  President
                                  ------------------------

                                           [CORPORATE SEAL]


                            Original Limited Partner:

                            /s/ Christopher McG. Holmes
                            -----------------------------
                                                                                  (SEAL)
                            Christopher McG. Holmes


                       GOE PLANT PARTNERSHIP I, L. P.

                                SCHEDULE I

                            PARTNER INFORMATION

                                                 Capital Contribution
                              Admission               /No. Part. Interests
Name and Address                  Date

General Partner:

Green Oasis Environmental
184 East Bay Street
Suite 302
Charleston, South Carolina 29401                           $ _______


Limited Partners:

                                                           $      /     Interests



                                                           $      /     Interests



                                                           $      /     Interests



                                                           $      /     Interests



                                                           $      /     Interests




Original Limited Partner:

__________________
__________________                                    $ ______


                                 EXHIBIT 10.23

THIS WARRANT HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933,
AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE (COLLECTIVELY, THE
"ACTS").  NEITHER THIS WARRANT NOR ANY INTEREST THEREIN MAY BE
OFFERED, SOLD, TRANSFERRED, PLEDGED OR OTHERWISE DISPOSED OF IN THE
ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT WITH RESPECT HERETO
UNDER ALL OF THE APPLICABLE ACTS, OR AN OPINION OF COUNSEL
SATISFACTORY TO GREEN OASIS ENVIRONMENTAL, INC. TO THE EFFECT THAT
SUCH REGISTRATIONS ARE NOT REQUIRED.

                                  WARRANT

              to Purchase up to 15,000 (subject to adjustment
                      as provided herein) Shares of
                   the common stock, $.01 par value of
                      GREEN OASIS ENVIRONMENTAL, INC.

                      Expiring on ___________________


     THIS IS TO CERTIFY THAT, for value received,_______________________, or his assigns, (the "Holder") is entitled to purchase from Green Oasis
Environmental, Inc.,  a corporation formed under the laws of South Carolina
(the "Company"), at the place where the Warrant Office designated pursuant to
Section 2.1 is located, at a purchase price per share of Three and 50/100
Dollars ($3.50) (as adjusted pursuant to the terms of this Warrant, the "Exercise Price"), up to 15,000 duly authorized, validly issued, fully paid and nonassessable common shares, $.01 par value, of the Company (the "Shares"), and is entitled also to exercise the other appurtenant rights, powers and privileges hereinafter set forth. The number of Shares purchasable hereunder and the Exercise Price paid are subject to adjustment in accordance with
Article III. This Warrant shall expire at 5:00 p.m., E.S.T., on
____________________, unless extended by the Company. Certain terms used in this Warrant are defined in Article IV.

                                 ARTICLE I
                            Exercise of Warrant

     1.1 Method of Exercise. This Warrant may be exercised as a whole or in part from time to time. To exercise this Warrant, the Holder hereof shall deliver to the Company, at the Warrant Office designated in Section 2.1,
(a) a written notice in the form of the Subscription Notice attached as an exhibit hereto, stating therein the election of such Holder to exercise this Warrant in the manner provided in the Subscription Notice, (b) payment in full of the Exercise Price (in the manner specified in Section 1.2) for all Shares purchased hereunder ("Warrant Shares"), and (c) this Warrant. This Warrant shall be deemed to be exercised on the date of receipt by the Company of the Subscription Notice, accompanied by payment for the Warrant Shares and this


Warrant, as aforesaid, and such date is referred to herein as the "Exercise
Date". Upon such exercise, the Company shall issue and deliver to such Holder a certificate for the full number of the Warrant Shares purchased by such Holder hereunder, against the receipt by the Company of the Exercise
Price payable hereunder for the Warrant Shares. The Person in whose name the certificate(s) for Warrant Shares is to be issued shall be deemed to have become a Holder of record of such Warrant Shares on the Exercise Date.

     1.2  Exercise Price and Payment.

          (a)  The Exercise Price per Share shall be $3.50.

          (b) All currency amounts specified in this Warrant shall refer to U.S.Dollars.

          (c) Payment shall be made by certified check, payable to the Company, or by wire transfer to an account of the Company as the Company may provide in written instructions.

                                ARTICLE II
                         Warrant Office; Transfer

     2.1 Warrant Office. The Company shall maintain an office for certain purposes specified herein (the "Warrant Office"), which office shall initially be the Company's office at 184 East Bay Street, Charleston, South Carolina
29401 and may subsequently be such other office of the Company or of any transfer agent of the Shares as to which written notice has previously been given to the Holder of this Warrant.

     2.2 Ownership of Warrant. The Company may deem and treat the person in whose name this Warrant is registered as the Holder and owner hereof
(notwithstanding any notations of ownership or writing hereon made by anyone other than the Company) for all purposes and shall not be affected by any notice to the contrary, until presentation of this Warrant for registration of transfer as provided in this Article II.

     2.3 Transfer of Warrants. The Company agrees to maintain at the Warrant Office books for the registration and transfer of this Warrant. The
Company, from time to time, shall register the transfer of this Warrant in such books upon surrender of this Warrant at the Warrant Office properly endorsed or accompanied by appropriate instruments of transfer and written instructions for transfer satisfactory to the Company, provided such transfer is made in accordance with applicable law. Upon any such transfer, a new
Warrant shall be issued to the transferee and the surrendered Warrant shall be cancelled by the Company. The registered Holder of this Warrant shall pay all taxes and all other expenses and charges payable in connection with the transfer of this Warrant pursuant to this Section 2.3.

     2.4 Acknowledgment of Rights. The Company will, at the time of the exercise of this Warrant in accordance with the terms hereof, upon the request of the registered Holder hereof, acknowledge in writing its continuing obligation to afford to such Holder any rights to which such Holder shall continue to be entitled after such exercise in accordance with the provisions of this Warrant, provided that if the Holder of this Warrant shall fail to make any such request, such failure shall not affect the continuing obligation of the Company to afford to such Holder any such rights.

     2.5  Expenses of Delivery of Warrants.  The Company shall pay all expenses
(other than taxes) and other charges payable in connection with the preparation, issuance and delivery of Warrants and related Warrant Shares hereunder.

     2.6 Reservation of Shares. The Company shall reserve at all times so long as this Warrant remains outstanding, free from preemptive rights, out of its treasury Shares or its authorized but unissued Shares, or both, solely for the purpose of effecting the exercise of this Warrant, sufficient Shares to provide for the exercise hereof.

     2.7 Valid Issuance. All Shares which may be issued upon exercise of this Warrant will upon issuance by the Company be duly and validly issued, fully paid and nonassessable and free from all taxes, liens and charges with respect to the issuance thereof attributable to any act or omission by the Company, and the Company shall take no action which will cause a contrary result.

     2.8  Restricted Securities.   As of the date of this Warrant, the Warrant
Shares have not been registered under the Securities Act of 1933 (the "Act")
or under any State securities laws (the "State Laws"), and when issued, will be "restricted securities" as such term is defined in Rule 144 promulgated under the Act.  Certificates issued representing Warrant Shares will contain legends to the effect that the Warrant Shares have not been registered under the Act or any State Laws.  The Company has agreed to undertake to prepare and file, on or before July 31, 1996,  with the Securities and Exchange
Commission, an Offering Statement on Form 1-A covering the Warrant Shares.
If such Offering Statement is filed and becomes effective, the Warrant Shares will no longer be "restricted securities" and the holders will be free to sell such Warrant Shares without the restrictions contained in Rule 144, and to submit their certificates to the Company's Transfer Agent for removal of the legends.

                                ARTICLE III
                         Anti-Dilution Provisions

     3.1 Adjustment of Exercise Price and Number of Warrant Shares. The applicable Exercise Price and number of Warrant Shares shall be subject to adjustment from time to time as hereinafter in this Article III provided.

          (a)  Exercise Price Adjustments. References herein to "applicable
Exercise Price" shall mean the Exercise Price under Section 1.2. The applicable Exercise Price shall be subject to adjustment from time to time as follows:


          (i) Share Dividends. If the number of Shares outstanding at any time after the date of this Warrant is increased by a stock dividend payable in Shares or by a subdivision or split-up of Shares, then immediately after the record date fixed for the determination of Holders of Shares entitled to receive such stock dividend or the effective date of such subdivision or split
- - - -up, as the case may be, the Exercise Price shall be appropriately adjusted so that the adjusted Exercise Price shall bear the same relation to the Exercise Price in effect immediately prior to such adjustment as the total number of Shares outstanding immediately prior to such action shall bear to the total number of Shares outstanding immediately after such action.

          (ii) Combination of Shares. If the number of Shares outstanding at any time after the date of issuance of this Warrant is decreased by a combination of the outstanding Shares, immediately after the effective date of such combination, the Exercise Price shall be appropriately adjusted so that the adjusted Exercise Price shall bear the same relation to the Exercise
Price in effect immediately prior to such adjustment as the total number of Shares outstanding immediately prior to such action shall bear to the total number of Shares outstanding immediately after such action.

          (iii) Reorganizations, etc. In case of any capital reorganization of the Company, or of any reclassification of the Shares, or in case of the consolidation of the Company with or the merger or amalgamation of the Company with or into any other Person or of the sale or other transfer of all or substantially all of the assets of the Company to any other Person, this Warrant shall, after such capital reorganization, reclassification, consolidation, merger, sale or other transfer, be exercisable for the number of shares of stock or other securities or property to which the Shares issuable (at the time of such capital reorganization, reclassification, consolidation, merger, sale or other transfer) upon exercise of this Warrant would have been entitled to receive upon such capital reorganization, reclassification, consolidation, merger, sale or other transfer if such exercise had taken place; and in any such case, if necessary, the provisions set forth herein with respect to the rights and interests thereafter of the Holder of this Warrant shall be appropriately adjusted so as to be applicable, as nearly as may reasonably be, to any capital shares or other securities or property thereafter deliverable on the exercise of this Warrant. In case of any distribution by the Company of any security (including rights or warrants to subscribe for any such securities, evidences of its indebtedness, cash or other assets) to all of the holders of Shares, then in each such case the Exercise Price in effect thereafter shall be determined by multiplying the Exercise Price in effect immediately prior thereto by a fraction the numerator of which shall be the total number of outstanding Shares multiplied by the Current Market Price on the record date mentioned below, less the fair market value (as determined in good faith by the Board of Directors) of the securities, evidences of its indebtedness, cash or other assets distributed by the Company and the denominator of which shall be the total number of outstanding Shares multiplied by the Current Market Price; such adjustment shall become effective as of the record date for the determination of stockholders entitled to receive such distribution. The subdivision or combination of Shares issuable upon exercise of this Warrant at any time outstanding into a greater or lesser number of Shares (whether with or without par value) shall not be deemed to be a reclassification of the Shares of the Company for the purposes of this clause (iii).

          (b)  Warrant Share Adjustments.    Upon each adjustment of the
Exercise Price pursuant to Section 3.1(a)(i), (ii) or (iii), to the extent this Warrant has not been fully exercised at such time, the registered Holder of the Warrant shall thereafter be entitled to purchase, at the applicable
Exercise Price resulting from such adjustment, the number of Shares
(calculated to the nearest whole share pursuant to Section 1.2) obtained by multiplying the number of Shares purchasable pursuant hereto immediately prior to such adjustment by a fraction the numerator of which is the applicable
Exercise Price in effect immediately prior to such adjustment and the denominator of which is the Exercise Price resulting from such adjustment.

          (c)  Statement Regarding Adjustments.   Whenever the Exercise Price
shall be adjusted as provided in Section 3.1(a), and upon each change in the number of Shares issuable upon exercise of this Warrant as provided in
Section 3.1(b), the Company shall forthwith file, at the principal office of the Company, a statement showing in detail the facts requiring such adjustment and the Exercise Price and new number of Shares issuable that shall be in effect after such adjustment, and the Company shall also cause a copy of such statement to be given to the Holder of this Warrant.  Each such statement shall be signed by the Company's chief financial or accounting officer.  Where appropriate, such copy may be given in advance and may be included as part of a notice required to be mailed under the provisions of
Section 3.1(d).

          (d) Notice to Holders. In the event the Company shall propose to take any action of the type described in clause (i), (ii) or (iii) of Section
3.1(a), the Company shall give notice to the Holder of this Warrant, in the manner set forth in Section 6.6, which notice shall specify the record date, if any, with respect to any such action and the approximate date on which such action is to take place. Such notice shall also set forth such facts with respect thereto as shall be reasonably necessary to indicate the effect of such action (to the extent such effect may be known at the date of such notice) on the Exercise Price and the number, kind or class of shares or other securities or property which shall be deliverable upon exercise of this Warrant. In the case of any action which would require the fixing of a record date, such notice shall be given at least 10 days prior to the date so fixed, and in case of all other actions, such notice shall be given at least 15 days prior to the taking of such proposed action.

                                ARTICLE IV
                               Terms Defined

     As used in this Warrant, unless the context otherwise requires, the following terms have the respective meanings set forth below or in the
Section indicated:

     4.1  "Board of Directors" means the Board of Directors of the Company.


     4.2 "Company" means Green Oasis Environmental, Inc., a corporation organized under the laws of Florida, and any other corporation assuming or required to assume the obligations undertaken in connection with this Warrant.

     4.3 "Current Market Price" means the weighted average trading price at which the Common Shares have traded and shall be the weighted average trading price on each of the 20 consecutive trading days, or such lesser number of days in which a market exists for the securities, ending five days prior to such date, as furnished in writing to the Company by an independent nationally recognized investment dealer selected by the Corporation for that purpose.
The weighted average price shall be determined by dividing the aggregate sale price of all Common Shares sold in the said over-the-counter market during the said 20 consecutive trading days, or such lesser number of days in which a market exists for the securities, by the total number of Common Shares so sold.
If the Current Market Price cannot be determined under any of the foregoing methods, Current Market Price shall mean the fair value per share of Shares on such date determined by the Board of Directors in good faith, irrespective of any accounting treatment.

     4.4 "Outstanding" means, when used with reference to Shares at any date, all issued Shares (including, but without duplication, Shares deemed issued pursuant to Article III) at such date.

     4.5 "Person" means any individual, corporation, partnership, trust, organization, association or other entity or individual.

     4.6 "Shares" means the Company's authorized common shares, $.01 par value.

     4.7  "Trading Day" see definition of Current Market Price.

     4.8  "Warrant" means this Warrant and any successor or replacement
Warrant delivered in accordance with Section 2.3 or 6.8, hereof.

     4.9 "Warrant Office" means the office designated by the Company pursuant to Section 2.1 hereof.

     4.10 "Warrant Shares" means the Shares purchased or purchasable by the registered holder of this Warrant or the permitted assignees of such holder upon exercise thereof pursuant to Article I hereof, and any Shares received with respect thereto pursuant to Section 3.1(b).

                                  ARTICLE V
                          Covenant of the Company

     The Company covenants and agrees that this Warrant shall be binding upon any corporation succeeding to the Company by merger, consolidation or acquisition of all or substantially all of the Company's assets.


                                ARTICLE VI
                               Miscellaneous

     6.1 Entire Agreement. This Warrant contains the entire agreement between the Holder hereof and the Company with respect to the shares which it can purchase upon exercise hereof and the related transactions and supersedes all prior arrangements or understanding with respect thereto.

     6.2 Governing Law. This Warrant shall be governed by and construed in accordance with the laws of South Carolina.

     6.3 Waiver and Amendment. Any term or provision of this Warrant may be waived at any time by the party which is entitled to the benefits thereof and any term or provision of this Warrant may be amended or supplemented at any time by agreement of the holder hereof and the Company, except that any waiver of any term or condition, or any amendment or supplementation, of this Warrant must be in writing. A waiver of any breach or failure to enforce any of the terms or conditions of this Warrant shall not in any way affect, limit or waive a party's rights hereunder at any time to enforce strict compliance thereafter with every term or condition of this Warrant.

     6.4 Illegality. In the event that any one or more of the provisions contained in this Warrant shall be determined to be invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability of any such provision in any other respect and the remaining provisions of this Warrant shall not, at the election of the party for whom the benefit of the provision exists, be in any way impaired.

     6.5 Copy of Warrant. A copy of this Warrant shall be filed among the records of the Company.

     6.6 Notice. Any notice or other document required or permitted to be given or delivered to the Holder hereof shall be delivered at, or sent by certified or registered mail to such Holder at the most recent address of which the Holder hereof shall have notified the Company in writing. Any notice or other document required or permitted to be given or delivered to the Company, other than such notice or documents required to be delivered to the Warrant Office, shall be delivered at, or sent by certified or registered mail to, the office of the Company at 184 East Bay Street, Charleston, South Carolina 29401 or such other address as shall have been furnished by the Company to the Holder of this Warrant.

     6.7  Limitation of Liability; Not Shareholders.  No provision of this
Warrant shall be construed as conferring upon the Holder hereof the right to vote, consent, receive dividends or receive notices other than as herein expressly provided in respect of meetings of shareholders for the election of directors of the Company or any other matter whatsoever as a stockholder of the Company. No provision hereof, in the absence of affirmative action by the Holder hereof to purchase Shares, and no mere enumeration herein of the rights or privileges of the Holder hereof, shall give rise to any liability of such Holder for the purchase price of any Shares or as a shareholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

     6.8 Exchange, Loss, Destruction, etc. of Warrant. Upon receipt of evidence satisfactory to the Company of the loss, theft, mutilation or destruction of this Warrant, and in the case of any such loss, theft or destruction upon delivery of a bond of indemnity in such form and amount as shall be reasonably satisfactory to the Company, or in the event of such mutilation upon surrender and cancellation of this Warrant, the Company will make and deliver a new Warrant of like tenor, in lieu of such lost, stolen, destroyed or mutilated Warrant; provided, however, that the original recipient of this Warrant shall not be required to provide any such bond of indemnity and may in lieu thereof provide its agreement of indemnity. Any Warrant issued under the provisions of this Section 6.8 in lieu of any Warrant alleged to be lost, destroyed or stolen, or in lieu of any mutilated Warrant, shall constitute an original contractual obligation on the part of the Company.
This Warrant shall be promptly cancelled by the Company upon the surrender hereof in connection with any exchange or replacement. The registered holder of this Warrant shall pay all taxes (including securities transfer taxes) and all other expenses and charges payable in connection with the preparation, execution and delivery of Warrants pursuant to this Section 6.8.

     6.9 Headings. The Article and Section and other headings herein are for convenience only and are not a part of this Warrant and shall not affect the interpretation thereof.

     6.10 Survival. The provisions of this Warrant shall survive the exercise of this Warrant and the termination of the exercisability of this Warrant, including, without limitation, Section 3.1.

     IN WITNESS WHEREOF, the Company has caused this Warrant to be signed in its name.

Dated: ____________,  1996.

                                   GREEN OASIS ENVIRONMENTAL,  INC.

                                   By:______________________________
                                   Title:_____________________________



                            SUBSCRIPTION NOTICE

         The undersigned, the holder of the foregoing Warrant, hereby elects to exercise purchase rights represented by said Warrant for, and to purchase thereunder _________________________ Shares covered by said Warrant and herewith makes payment in full therefor pursuant to Article I of such Warrant, and requests (a) that certificates for such shares (and any securities or other property issuable upon such exercise) be issued in the name of, and delivered to holder at_______________________________________________________
and (b) if such Shares shall not include all of the Shares issuable as provided in said Warrant, that a new Warrant of like tenor and date for the balance of the Shares issuable thereunder be delivered to the undersigned.

         The Exercise Price as to the _______________ Shares in the amount of $____________is being paid concurrently herewith by direct payment accompanying this Notice.



                                       Holder:____________________________________

                                       By:_______________________________________
Dated:________________, 19__
                                       Title: _____________________________________


                                       ASSIGNMENT



         For value received,___________________________________________________,
hereby sells, assigns and transfers unto ____________________________________
the within Warrant, together with all right, title and interest therein and does hereby irrevocably constitute and appoint ________________________________ attorney, to transfer said Warrant on the books of the Company, with full power of substitution.



                               ________________________________

Dated:________________, 19__


                              EXHIBIT 10.24
                   CERTIFICATE OF LIMITED PARTNERSHIP
                                   OF
                       GOE PLANT PARTNERSHIP I, L.P.

     The undersigned, desiring to form a limited partnership pursuant to the provisions of the Uniform Limited Partnership Act of the State of South
Carolina, hereby certifies the following:

     1.  The name of the Partnership is "GOE Plant Partnership I, L.P."

     2. The principal place of business of the Partnership and its registered office shall be located at 184 East Bay Street, Charleston, South Carolina, 29401 or at such other place as the General Partner shall from time to time designate. The registered agent of the Partnership at such address shall be William D. Carraway.

     3.  The name and address of the General Partner is:  Green Oasis
Environmental, Inc., 184 East Bay Street, Charleston, South Carolina 29401.

     4. The Partnership shall exist until June 30, 2016, unles sooner terminated by operation of law or by agreement of the Partners.

     IN WITNESS WHEREOF, the undersigned General Partner, after first being duly sworn, has executed this Certificate under seal this 27 day of June, 1996.

                                           GENERAL PARTNER:

                                           GREEN OASIS ENVIRONMENTAL, INC.

                                           By: /s/ William D. Carraway (SEAL)
                                              -------------------------------
                                           Its: President
                                               ------------------------------

Signed, sealed, sworn to and
delivered in the presence of:
/s/ Mary M. Flynn
- - - -----------------------------
Unofficial Witness
/s/ Christopher McG. Holmes
- - - -----------------------------
Notary Public

My Commission Expires:

Date of Execution
by Notary Public:
[NOTARY SEAL]



                        THE STATE OF SOUTH CAROLINA




                    Office of Secretary of State Jim Miles
                 Certificate of Existence, Limited Partnership

I, Jim Miles, Secretary of State of South Carolina Hereby certify that:


                         GOE PLANT PARTNERSHIP I, L.P.,
a Limited Partnership organized under the laws of the state of SOUTH
CAROLINA on July 10th, 1996, and doing business in South Carolina under the name of:

                         GOE PLANT PARTNERSHIP I, L.P.
has, as of July 15, 1996, filed all reports due this office, paid all fees due, is in existence and authorized to do business in the State of South
Carolina.


                                   Given under my Hand and the Great
                                   Seal of the State at Columbia this
                                   15th day of July, 1996.







                                   /s/ Jim Miles
                                   ------------------------------------
                                          Jim Miles, Secretary of State



                              EXHIBIT 10.25


               SALE OF EQUIPMENT AND INSTALLATION AGREEMENT

     THIS AGREEMENT made the 23 day of July, 1996 between Green Oasis
Environmental, Inc., a Florida corporation with its principal place of business at 184 East Bay Street, Charleston, South Carolina, 29401 (the
"Seller") and GOE Plant Partnership I, L. P., a South Carolina limited partnership with its principal place of business at 184 East Bay Street, Charleston, South Carolina 29401 (the "Buyer").

                           W I T N E S S E T H:

     WHEREAS, the Seller desires to sell to the Buyer, and the Buyer desires to purchase from the Seller, the Distillation Processing Plant which will be used by the Buyer in the operation of a business for the conversion of waste motor oil into marketable fuels.

     NOW, THEREFORE, in consideration of the mutual premises, covenants, and agreements herein contained, the adequacy and sufficiency of which are hereby acknowledged, the parties hereto hereby promise, covenant, and agree as follows:

     1. Sale of Goods. Seller shall sell and Buyer shall purchase a converted Model 400 Distillation Processing Plant (the Equipment") at the price and on the terms and conditions provided in Paragraph 2 of this Agreement. In connection with the sale of the Equipment, Seller, shall prepare the site located at the Allied Terminals, Inc. property in Charleston, South Carolina (the "Site"), and upon completion of Site preparation, shall install the Equipment.

     2. Installation of Equipment. Seller shall install the Equipment in a workman like manner and in compliance with any applicable law and any regulations or other technical requirements, including, but not limited to, the applicable provisions of any safety and operating regulations enacted by the South Carolina Department of Health Control or by any other federal, state, or local authority. Installation of the Equipment shall commence on or before September 9, 1996 and shall continue thereafter until completed.
Seller estimates that installation of the Equipment shall be completed on or about December 31, 1996. These dates are estimates only, and the Buyer acknowledges that technical problems may arise with respect to the installation of the Equipment and, accordingly, Seller shall not be held responsible for any delays caused by unforeseen difficulties.

     3. Purchase Price. The purchase price for the Equipment to be purchased under Paragraph 1 hereof is One Million One Hundred and Fifty
Thousand Dollars ($1,150,000), not including the Equipment installation costs of $100,000, the Site preparation cost of $50,000 and Tanks and Auxiliaries at a cost of $75,000. The purchase price does not include any charges for permits, licenses, or any applicable sales, excise or other taxes. Upon
Buyer's execution of this Agreement, Buyer shall pay to Seller the purchase price as proceeds from the sale of Partnership Interests of the Buyer are received. Upon completion of the offering contemplated in the Private
Placement Memorandum of the Buyer, the Seller shall have the option to obtain any unsold Partnership Interests for a price to be paid by an in kind exchange of Equipment or other personal property for such Partnership
Interests.

     4. Approvals. Seller shall be responsible for obtaining any and all necessary documents and approvals required by applicable law, which shall include, but not necessarily be limited to, all permits required by the South Carolina Department of Health and Environmental Control.

     5. Warranties. Seller warrants that the Equipment will comply in every way with applicable law covering the installation and operation of such Equipment. Seller further warrants that the Equipment will be installed in a workman like manner, and that the Equipment will be free from defects in material and workmanship for a period of one year from the date the Equipment is placed in actual operation. During such one-year period, Seller shall service the Equipment and make any repairs required without charge. Parts required which were not defective shall be at additional cost, and Seller shall not be required to make any repairs or replace any parts if the Equipment was abused or not operated in accordance with the printed instructions given to Buyer, the receipt of which is hereby acknowledged by Buyer, at the time at the execution of this Agreement. THIS WARRANTY
IS EXPRESSLY MADE IN LIEU OF THE WARRANTIES OF MERCHANTABILITY AND FITNESS
FOR USE AND ANY OTHER WARRANTIES EXPRESSED OR IMPLIED.

     6. Limited of Remedies. The sole liability of Seller under the warranties contained in Paragraph 5 above shall be the repair and replacement of parts, necessary adjustments, or other repairs required to maintain the Equipment in proper working order. Seller shall not be held liable for any delays caused by circumstances beyond its control including, without limitation, fire, labor problems, shortage or supplies or materials, unforeseen difficulties in installation of the Equipment and, without limited the foregoing, any other conditions which are beyond the Seller's control.

     7. Additional Requirements. The specifications and requirements of the Equipment are based upon the applicable laws, regulations, and ordinances in effect as of the date of this Agreement. Seller assumes no responsibility whatsoever for any additional requirements imposed by such laws, regulations, and ordinances subsequent to such date.

     8. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto with regard to the subject matter hereof. No course of prior dealings between the parties and no usage of trade shall be relevant or admissible to supplement, explain, or vary any of the terms of this Agreement. Acceptance of, or acquiescence in, a course of performance under this or any prior agreement shall not be relevant or admissible to determine the meaning of this Agreement, even though the accepting or acquiescing party has knowledge of the nature of the performance and an opportunity to make objection. No other representations, understandings, or agreements have been made or relied upon in the making of this Agreement, other than those specifically set forth herein. This Agreement can only be modified in a writing signed by the parties or their duly authorized agents.


                                   SELLER:

                                   GREEN OASIS ENVIRONMENTAL, INC.

                                   By: /s/ William D. Carraway
                                      ------------------------------
                                   Its: President
                                       -----------------------------

[CORPORATE SEAL]

ATTESTED:

By: /s/ Ana M. Kimsey
   --------------------
     WITNESS



                    BUYER:

                    GOE PLANT PARTNERSHIP I, L. P.

                         BY:  GENERAL PARTNER

                              GREEN OASIS ENVIRONMENTAL, INC.


                              By: /s/ William D. Carraway
                                 ---------------------------
                              Its:  President
                                  --------------------------


Item 6          Exhibits

                          GREEN OASIS ENVIRONMENTAL, INC.
                           (A Development Stage Company)
                                    EXHIBIT 11
                         COMPUTATION OF EARNINGS PER SHARE

                                                                                Period
                                                                                 From
                                                                             September 24,
                                                                                 1991
                             Three Months Ended       Six Months Ended       (Inception),
                                   June 30,                June 30,            Through
                            ----------------------  ----------------------      June 30,
                               1996        1995        1996        1995          1996
                            ----------  ----------  ----------  ----------  ------------

PRIMARY
Net income (loss) before
  extraordinary gain        $ (168,945) $1,410,059  $ (263,363) $  923,266  $ (5,883,197)
Preferred dividends             (3,080)     (3,080)     (3,080)     (3,080)     (146,378)
                            ----------  ----------  ----------  ----------  ------------
                              (172,025)  1,406,979    (266,443)    920,186    (6,029,575)
Extraordinary gain             265,971           -     265,971           -       644,891
                            ----------  ----------  ----------  ----------  ------------
  Net income (loss)         $   93,946  $1,406,979  $     (472) $  920,186  $ (5,384,684)
                            ==========  ==========  ==========  ==========  ============
   Weighted average number
      of shares              5,205,930   5,119,923   5,189,357   5,111,566     4,043,176
                            ==========  ==========  ==========  ==========  ============

Net income (loss) before
  extraordinary gain        $    (0.03) $     0.27  $    (0.05) $     0.18  $      (1.49)

Extraordinary gain                0.05           -        0.05           -          0.16
                            ----------  ----------  ----------  ----------  ------------
  Net income (loss)         $     0.02  $     0.27  $        -  $     0.18  $      (1.33)
                            ==========  ==========  ==========  ==========  ============
FULLY DILUTED
Net income (loss) before
  extraordinary gain        $ (168,945) $1,410,059  $ (263,363) $  923,266
Preferred dividends             (3,080)     (3,080)     (3,080)     (3,080)
  Interest expense adjustment
    for convertible
    debentures                  12,500      12,500      25,000      25,000
  Adjustment for dividends
    on convertible preferred         -         878           -         878
  Interest expense adjustments
    for convertible debt            47          47          94          94
                            ----------  ----------  ----------  ----------
                              (159,478)  1,420,404    (241,349)    946,158
Extraordinary gain             265,971           -     265,971           -
                            ----------  ----------  ----------  ----------
  Net income (loss)         $  106,493  $1,420,404  $   24,622  $  946,158
                            ==========  ==========  ==========  ==========
   Weighted average common
     shares outstanding      5,205,930   5,119,923   5,189,357   5,111,566
   150,000 shares in stock
     options (94 average
     market price of $2.33<
     $2.50 option price)
   150,000 shares in stock
     options (94 ending
     market price of $4.00>
     $2.50 option price)        60,000      30,000      60,000      30,000
   Assume conversion beginning
     of period, debenture        1,676       1,676       1,676       1,676
   Assume conversion at
     beginning of period-
     convertible preferred
     shares                          -       7,800           -       7,800
   Assume conversion at
     6/10/95 of convertible
     debt                      100,000     200,000     100,000     200,000
   Assume conversion of
     interest accrued           36,277      16,194      31,277      11,194
                            ----------  ----------  ----------  ----------
                             5,403,883   5,375,593   5,382,310   5,362,236
                            ==========  ==========  ==========  ==========
Income (loss) before
  extraordinary gain        $    (0.03) $     0.26  $    (0.05) $     0.18
Extraordinary gain                0.05           -        0.05           -
                            ----------  ----------  ----------  ----------
  Net income (loss)         $     0.02  $     0.26  $        -  $     0.18
                            ==========  ==========  ==========  ==========

