Form 10-Q
period 1996-09-30
GREEN OASIS ENVIRONMENTAL INC
filed 1996-11-14
CIK 914257

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended        September 30, 1996

Commission File No.     33-68304

             Green Oasis Environmental, Inc.
(Exact name of small business issuer as specified in its charter.)

               Florida                       57-0970282
(State or other jurisdiction of    (IRS Employer
incorporation or organization)     Identification No.)

           184 East Bay Street
                   Suite 302
      Charleston, South Carolina                   29401
(Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code  (803) 722-5771

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                         YES [ X ]        NO [ ]

State the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

     Class of Common Stock           Outstanding at September 30, 1996
     ---------------------           ---------------------------------
         $.01 Par Value                      5,612,026 shares

                       GREEN OASIS ENVIRONMENTAL, INC.

                                    Index



                      Part I.      Financial Information


Item 1.
Financial Statements (Unaudited)                        Page Number

 Condensed Balance Sheets
   September 30, 1996, and
   December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .3

 Condensed Statements of Operations
   Three and nine months ended
   September 30, 1996 and 1995, and
   September 24, 1991 (Inception),
   through September 30, 1996 . . . . . . . . . . . . . . . . . . . . 4

 Condensed Statements of Cash Flows
   Nine months ended September 30, 1996
   and 1995, and September 24,
   1991 (Inception), through
   September 30, 1996. . . . . . . . . . . . . . . . . . . . . . . . .5

 Notes to Condensed Financial Statements . . . . . . . . . . . . . 6-12



Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations. . . . . . . . . . . . . . . . . . . . . . . .13-15



                      Part II.         Other Information

Item 3.     Preferred Stock Dividends in Arrears. . .  . . . . . . . 16

Item 6(a).  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 6(b).	Reports on Form 8-k. . . . . . . . . . . . . . . . . . . 16

Part I.             Financial Information

Item 1.           Financial Statements


                      GREEN OASIS ENVIRONMENTAL, INC.
                      (A Development Stage Enterprise)
                          CONDENSED BALANCE SHEETS
                                (UNAUDITED)

                                            September 30,   December 31,
                                                1996           1995
                                            -------------   -----------
                  ASSETS
CURRENT ASSETS
  Cash                                       $    2,000    $    5,000
  Prepaid expenses (Note C)                     131,000             -
                                             ----------    ----------

    Total current assets                        133,000         5,000

PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                      87,000        56,000

OTHER ASSETS
  Loans - related parties                       141,000       141,000
  Patent costs                                   47,000        47,000
  Deferred offering costs                        13,000             -
                                             ----------    ----------

    TOTAL ASSETS                             $  421,000    $  249,000
                                             ==========    ==========
       LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Notes payable (Note D)                     $  280,000    $  520,000
  Accounts payable, trade (Notes C and D)       471,000       789,000
  Accounts payable, professional
    fees (Notes C and D)                         99,000       655,000
  Accrued interest (Notes C and D)               26,000       102,000
  Accrued payroll taxes                          71,000        71,000
  Deposits received for equipment sales          80,000        80,000
  Due to stockholders                            57,000        57,000
  Due to related parties (Note B)               129,000         2,000
  Deposits received for distribution
     fees                                       100,000       118,000
                                             ----------    ----------

    Total current liabilities                 1,313,000     2,394,000
                                             ----------    ----------

LONG-TERM DEBT (Note D)                         495,000         2,000
                                             ----------    ----------

COMMITMENTS AND CONTINGENT
   LIABILITIES (Note H)                               -             -
                                             ----------    ----------

REDEEMABLE, PREFERRED STOCK                      42,000        42,000
                                             ----------    ----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Series A preferred stock                        6,000         6,000
  Common stock, $.01 par value;
    20,000,000 shares authorized, 5,612,026
    (1996) and 5,166,773 (1995) issued and
    outstanding                                  56,000        52,000
  Additional paid-in capital                  3,907,000     3,120,000
  Deficit accumulated during the
    development stage                        (5,398,000)   (5,257,000)
  Note receivable - related party (Note B)            -      (110,000)
                                             ----------    ----------

    Total stockholders' equity (deficiency)  (1,429,000)   (2,189,000)
                                             ----------    ----------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIENCY)                    $  421,000    $  249,000
                                             ==========    ==========




See Notes to Condensed Financial Statements.

                                    3

                         GREEN OASIS ENVIRONMENTAL, INC.
                         (A Development Stage Enterprise)
                        CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)




                             Three Months Ended      Nine Months Ended        Period From
                                September 30,           September 30,        September 24,
                            ---------------------  ---------------------         1991
                                                                             (Inception),
                                                                               Through
                               1996       1995        1996        1995     September 30,1996
                            ---------  ----------  ----------  ----------  -----------------
REVENUES
  Sales of equipment        $  37,000  $  525,000  $   37,000  $2,075,000   $    2,112,000
  Interest and other
    income                          -           -           -      12,000           18,000
  Loss on sale of property
    and equipment                   -           -           -      (5,000)               -
                            ---------  ----------  ----------  ----------   --------------

    Total revenues             37,000     525,000      37,000   2,082,000        2,130,000
                            ---------  ----------  ----------  ----------   --------------

COSTS AND EXPENSES
  Research and development    (13,000)     (6,000)     (2,000)    338,000        4,519,000
  General and administrative
    - legal and accounting     81,000       2,000     206,000      76,000        1,210,000
  General and administrative
    - other                   130,000      26,000     214,000      69,000          841,000
  Salaries and benefits             -      82,000           -     211,000          807,000
  Operations and marketing     (6,000)      1,000      10,000       4,000          468,000
  Interest expense and
    loan costs                  8,000      14,000      36,000      55,000          332,000
                            ---------  ----------   ---------  ----------   --------------

    Total expenses            200,000     119,000     464,000     753,000        8,177,000
                            ---------  ----------   ---------  ----------   --------------

  INCOME (LOSS) BEFORE
    INCOME TAXES (BENEFIT)
    AND EXTRAORDINARY GAIN   (163,000)    406,000    (427,000)  1,329,000       (6,047,000)

  INCOME TAXES (BENEFIT)            -           -           -           -                -

  EXTRAORDINARY GAIN
    (Note E)                   21,000           -     287,000           -          666,000
                            ---------  ----------   ---------  ----------   --------------

  NET INCOME (LOSS)         $(142,000) $  406,000   $(140,000) $1,329,000   $   (5,381,000)
                            =========  ==========   =========  ==========   ==============

  EARNINGS (LOSS) PER
    COMMON SHARE
    Income (loss) before
      extraordinary item    $   (0.03) $     0.08   $   (0.08) $     0.26   $        (1.49)
    Extraordinary item              -           -        0.05           -             0.16
                            ---------  ----------   ---------  ----------   --------------

      Net income (loss)     $   (0.03) $     0.08   $   (0.03) $     0.26   $        (1.33)
                            =========  ==========   =========  ==========   ==============

  WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING      5,537,550   5,119,923   5,492,912   5,113,935        4,146,023
                            =========  ==========   =========  ==========   ==============














See Notes to Condensed Financial Statements.

                                   4

                       GREEN OASIS ENVIRONMENTAL, INC.
                       (A Development Stage Enterprise)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                               Period From
                                                              September 24,
                                                                  1991
                                       Nine Months Ended      (Inception),
                                         September 30,          Through
      					 ----------------------	  September 30,
                                        1996        1995         1996
                                     ---------  ----------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash used in operating
     activities                      $(190,000) $ (209,000) $  (3,459,000)
                                     ---------  ----------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment  (37,000)          -       (220,000)
  Proceeds of sale of property and
     equipment                               -      40,000         62,000
  Loans to related parties                   -     (56,000)      (336,000)
  Collection of loans to related
     parties                                 -     109,000        235,000
  Patent costs                          (1,000)     (5,000)       (48,000)
  Deposits paid                         (1,000)          -         (1,000)
  Loans granted to distributors
     and others                              -           -         (7,000)
  Initial payments received for
     distribution rights                     -           -        198,000
                                     ---------  ----------  -------------

  Net cash provided by (used in)
     investing activities              (39,000)     88,000       (117,000)
                                     ---------  ----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of convertible debt
     securities                              -           -        565,000
  Proceeds of common stock issues      110,000      19,000        986,000
  Proceeds of preferred stock issues         -           -      1,024,000
  Proceeds of loans from stockholders  128,000     140,000        689,000
  Proceeds of notes                          -      20,000        520,000
  Proceeds of Series A notes                 -           -        105,000
  Payments of convertible debt
     securities                              -      (5,000)             -
  Issue costs                          (12,000)          -        (33,000)
  Purchase of treasury stock                 -           -        (24,000)
  Payments of loans from stockholders        -     (43,000)       (95,000)
  Increase (decrease) in bank overdraft      -      (7,000)             -
  Payments of notes and debentures           -           -       (155,000)
  Other payments                             -      (3,000)        (4,000)
                                     ---------  ----------  -------------

  Net cash provided by financing
     activities                        226,000     121,000      3,578,000
                                     ---------  ----------  -------------

Cash and cash equivalents
  Net increase (decrease) during
     the period                         (3,000)          -          2,000
  Balance at beginning of period         5,000           -              -
                                     ---------  ----------  -------------

    Balance at end of period         $   2,000  $        -  $       2,000
                                     =========  ==========  =============

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

  Common stock issued for services rendered,
    preferred stock conversion,
    debt conversion, and loan costs  $ 773,000  $   38,000  $   3,042,000
                                     =========  ==========  =============

  Capital lease obligation incurred to
    purchase equipment               $       -  $        -  $      12,000
                                     =========  ==========  =============

  Deposit converted to stock         $  18,000  $        -  $      98,000
                                     =========  ==========  =============

  Debt issued for equipment and
    services and loans collected
    or exchanged for services        $       -  $        -  $      56,000
                                     =========  ==========  =============

  Provision for repurchase of stock
    from stockholders who
    accepted rescission offer        $       -  $        -  $      57,000
                                     =========  ==========  =============

  Company vehicle transferred to
    officer as payment of loan       $       -  $   13,000  $           -
                                     =========  ==========  =============
  Cancellation of lease obligation
    and return of leased equipment   $   3,000  $    5,000  $           -
                                     =========  ==========  =============

  Accrued salaries applied to related
    party note                       $       -  $  150,000  $           -
                                     =========  ==========  =============

  No interest nor income taxes were paid in any period.

See Notes to Condensed Financial Statements.


                       GREEN OASIS ENVIRONMENTAL, INC.
                       (A Development Stage Enterprise)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION

  The balance sheet as of September 30, 1996, the statements of operations for the three months and nine months ended
  September 30, 1996 and 1995, and September 24, 1991 (inception), to September 30, 1996, and the statements of cash flows for the nine months ended September 30, 1996 and 1995, and September 24,
  1991 (inception), to September 30, 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange
  Commission. In the preparation of the above described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the interim periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the annual financial statements and notes thereto. The results of operations for the three months and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the year.

B.   RELATED PARTY TRANSACTIONS

  Chief Executive Officer.  At December 31, 1995, a balance of
  $110,000 remained from a note receivable for the purchase of 1,000,000 shares of common stock due from the Chief Executive
  Officer for the exercise of a stock option granted in 1993.
  Payments in cash of $110,000 during 1996 have paid the balance in full. Also, the Chief Executive Officer loaned the Company
  $127,000 to use for paying expenses during 1996; the total owed him as of September 30, 1996, is $129,000.

  Investment in Limited Partnership. The Company has become the general partner in a South Carolina limited partnership known as GOE Plant Partnership I, L.P. (the "Partnership") which was formed on June 28, 1996. The purpose of the Partnership is to purchase and operate the Company's distillation processing equipment which was built as the prototype in 1993. The Company plans to sell the prototype to the Partnership as soon as the Partnership is able to sell limited partnership interests to raise the approximately
  $1,200,000 purchase price. Partnership interests are offered for sale through December 31, 1996. Though much of the cost of producing the equipment has already been expensed as research and development costs, certain improvements to the equipment are not complete, and the Company expects to incur additional costs for the thermal oxidizer and other items prior to the completion of the sale to the Partnership.
  Also, the South Carolina Department of Health and Environmental Control
  ("DHEC") must approve the installation and operation of the distillation plant. The Partnership will lease space from the Company on which to construct and operate the plant.



                       GREEN OASIS ENVIRONMENTAL, INC.
                       (A Development Stage Enterprise)
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


B.   RELATED PARTY TRANSACTIONS (CONTINUED)

  Investment in Limited Partnership (Continued).

  The Company's duties as general partner are to operate and maintain the distillation plant and to perform all duties of general management.
  The Company will receive 10% of the net income from the Partnership while the limited partners will receive a 90% allocation of net income.
  The Partnership has paid $37,000 for the purchase of equipment during the third quarter of 1996 and has reimbursed the Company for $10,000 in expenses.

  The Company will provide warrants at no additional cost to be sold with the limited partnership interests. The warrants may be exercised to purchase up to 15,000 shares of the Company's common stock and are exercisable for 180 days at a price of $3.50 per share. The Company will assign no value to the warrants when they are issued.

C.   ISSUANCE OF COMMON STOCK

  Debt Restructing.  During 1996, the Company negotiated with several of its creditors who were owed trade payables and legal fees.
  The Company and the creditors agreed upon a conversion price of $2.50 to $3.15 per share and converted $496,000 in accounts payable to common stock.  The stock values agreed upon were the approximate average of the market prices at the time of the agreements.  Upon the issuance of the stock certificates the market price of the stock had fallen.  Thus, at the time of consummation the Company
  recognized an extraordinary gain on the restructuring of the debt
  (Note E).   Certain of the agreements contained provisions for the
  issuance of additional shares of stock if market prices fall below a floor amount for a three-month period of time.

  Prepaid Expenses. The Company has recorded $18,000 in prepaid legal fees from the issuance of common stock as of September 30, 1996. In addition, the Company recorded $75,000 from the issuance of common stock in prepaid consulting services in March 1996, of which $41,000 has been amortized as general and administrative expense. In the third quarter of 1996, the Company has recorded prepaid engineering fees of $63,000 related to the issuance of common stock in exchange for future services to be provided by the engineering firm. The
  Company recorded $13,000 in prepaid interest which is related to agreements made with creditors prior to conversion of their debt to either common stock or long-term noninterest-bearing notes. The prepaid interest recorded will be expensed in the fourth quarter of 1996. The balance of $131,000 presented as prepaid expenses as of September 30,1996, also includes $2,000 in prepaid rent.

  Settlement of Lawsuit.  The Company settled a lawsuit for approximately
  $16,000 by issuing 7,500 shares of its common stock in full settlement of all the claims of the petitioner.

  Exercise of Stock Options. The holder of the $500,000 note which is in default agreed to convert $250,000 of the debt to common stock at $2.50 per share pursuant to his stock option agreement during the second quarter.
  Two noteholders owed a total of $20,000 converted their debt along with $4,000 in accrued interest to common stock at the $1.00 per share conversion price during the third quarter



                       GREEN OASIS ENVIRONMENTAL, INC.
                       (A Development Stage Enterprise)
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


D.   LONG-TERM DEBT

  Certain of the Company's creditors holding debt aggregating $405,000 accepted an offer from the Company to accept noninterest-bearing notes payable in 36 equal installments over the next three years beginning on September 30, 1996, in exchange for amounts owed by the Company. The holder of the $250,000 note, which is in default, agreed to accept this offer and also agreed to accept payments for the accrued interest owed. Accrued interest of $120,000 was converted to a three-year note. The Company executed the notes but has not been able to make any of the payments agreed to in the notes as of November 6, 1996. The amounts due after September 30, 1997 are recorded as long-term debt. The debt schedule is as follows:

	 Year					 Amount
	------				---------
	 1996					$  86,000
	 1997					  258,000
	 1998					  258,000
	 1999					  173,000
						---------
						  775,000
		less current portion	  280,000
						---------
						$ 495,000
						=========
E.   EXTRAORDINARY GAIN

  A gain in the amount of $287,000 was recognized during 1996 from the restructuring of debt. On June 27, 1996, 176,576 shares of common stock were issued to settle $549,000 in trade payables, professional fees, and a lawsuit. On August 21, 1996, trade payables in the amount of $40,000 were settled by issuing 15,917 shares of common stock. The difference between the negotiated settlements and the stock value on the dates of the transfers of the equity interests to the creditors is the amount recorded as gain.

F.   STOCK OPTIONS

   The Company has granted a stock option to its Chief Executive Officer as compenstion for waiving payment of his salary for the last quarter of 1995 and all of 1996. The option grants the right to purchase up to 448,000 shares of common stock at $1.125 until the earlier of August 14, 1999, or the date of termination of employment. The fair value of $1.125 per share on the date of the agreement is the exercise price. The Company recorded no compensation expense associated with the option as it continues to use the intrinsic value method of accounting for stock options.

   In addition, the Company granted stock options for 125,000 shares to employees under its Employee Stock Option Plan and 50,000 shares to directors under its Director Stock Option Plan. These options are exercisable at the fair value on the date of the grant, or $1.125 per share. The stock options are subject to all the terms and conditions set forth in the Plans. No compensation expense has been recorded by the Company.




                       GREEN OASIS ENVIRONMENTAL, INC.
                       (A Development Stage Enterprise)
             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


G.   UNCERTAINTY - GOING CONCERN

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

H.   COMMITMENTS AND CONTINGENT LIABILITIES

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

  On November 21, 1994, the Company extended a rescission offer which expired on December 22, 1994, to all of its stockholders because some of its securities were sold in violation of securities laws.
  The rescission offer gave all stockholders the right to revoke and rescind all purchases of the Company's stock and agreed to pay 12% interest from the date of purchase by the stockholder to the date of repurchase by the Company. Stockholders owning 20,000 shares of common stock and 7,000 shares of preferred stock accepted the rescission offer. As of November 6, 1996, the funds to repay the $57,000 owed plus interest have not been available. However, the amount has been recorded as a liability by the Company. On
  February 23, 1996, pursuant to an Order of Judgment between the Company and one stockholder, the Company agreed to pay $5,000 plus interest at 12% per annum from April 23, 1993, and $1,000 in attorney's fees. In connection with the sale of unregistered securities, the South Carolina Secretary of State and the Company executed a Consent Order on July 25, 1995, in which the Company agreed to discontinue issuing, offering, and selling securities in South Carolina until such securities are registered and also to make a good faith effort to honor the rescission offer made to the South Carolina investors.

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


H.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

  On July 19, 1995, a lawsuit was filed by LifeChoice International,
  SA, a Greek company, which purchased two units of waste oil conversion equipment manufactured by the Company. The suit alleges breach of contract arising from the sale of the two units and asks for unspecified damages. In addition, a related Antiguan company filed suit on July 19, 1995, claiming that the Company defaulted on payment of a $100,000 promissory note which the Company recognized as sales revenue. The Company answered both complaints on September 27, 1995. The Company has filed a counterclaim alleging a breach of the plaintiff's agreement to purchase the European distribution rights from the Company. Discovery commenced by the plaintiff companies in 1995. On October 15, 1996, the Company entered into two separate Court Orders with LifeChoice, SA and LifeChoice International, Inc., whereby such companies agreed to withdraw their claims against the Company, with leave to move, within one year from the date of the Order, for restoration of the case. If at the end of the one-year period, either LifeChoice, SA or LifeChoice International, Inc. has not filed a motion requesting that the case be restored to the docket, the appropriate action will be dismissed with prejudice in favor of the Company. The Company's counterclaims in these cases have been removed with the same permission to refile. The final outcome is not known at this time.

  A settlement was reached in a lawsuit with a supplier who claimed that the Company owed $123,000. A Confession of Judgment was signed on October 5, 1995, in which the Company agreed to pay
  $85,000 to the supplier in four equal payments beginning 90 days from the date of execution of the judgment. Said amount has been recorded as a liability; however, no payments have been made as of November 6, 1996.

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


H.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

  In September and October 1995, five stockholders who own an aggregate of 40,854 shares of common stock filed suits alleging various violations of state securities and other laws, arising from the sale of the Company's stock to the plaintiffs. The plaintiffs seek rescission and a return of the money paid for the stock of $71,000 with attorneys' fees and statutory interest. One of the suits was settled during the third quarter of 1996, when the Company agreed with one of the plaintiffs to release its hold on the stock, and the stockholder dismissed his suit. Thus, four shareholders now seek the return of approximately $40,000. The opinion of management and the Company's legal counsel is that South
  Carolina securities laws prohibit these investors, who were offered an opportunity to rescind their purchase of stock and refused the offer, from suing to recover their investments. However, because the suits involve other claims, the outcome is not determinable at the present time.

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


H.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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


Results of Operations for the Three Months and Nine Months Ended
  September 30, 1996


  Green Oasis is a development stage company which was organized as a Florida corporation on September 24, 1991. Since its inception, Green Oasis has been engaged principally in product design, development, testing, production and patent application activities and in the pursuit of selling distributorships for the exclusive right to distribute its waste oil conversion equipment, known as EnviroEconomics Systems, in various geographical areas of the United
States and other countries. It has also begun developing markets for the EnviroEconomics Systems and had shipped three units to customers by the end of 1994. For the period September 24, 1991 (inception), to September 30, 1996, Green Oasis incurred a cumulative net loss of $5,381,000. For the three-month and nine-month periods ended
September 30, 1996, the Company incurred a net loss before extraordinary items of $163,000 and $427,000, respectively. For the same period in 1995, the net income was $406,000 for the three months ended September 30, 1995, and $1,329,000 for the nine months ended
September 30, 1995. Green Oasis' ability to fully utilize net operating loss carryforwards for tax purposes is subject to certain limitations.

  The Company's revenues are derived from sales of waste oil conversion equipment. The Company has generated no revenue in 1996 from the sale of waste oil equipment. Storage tanks were sold to GOE Plant Partnership during the third quarter of 1996 for $37,000. In the third quarter of 1995, the Company recognized revenue from the sale of a system in the amount of $525,000. The Company has no current production; however, as referenced in Note B to the Condensed Financial Statements, the Company has agreed to sell the prototype unit which was constructed in 1993 to the limited partnership and, if such sale is accomplished, Green Oasis will generate revenue in the ensuing quarter. There can be no assurance that the Company will be able to sell the prototype or that the Company will be able to attain or sustain profitability.

  As discussed in Note H to the Condensed Financial Statements, the
Company had exhausted its cash by the end of March 1995, and its production and research and development activities ceased as of then.
Thus, the research and development costs recorded by Green Oasis for the September 30, 1996, quarter are offset by the removal of approximately $19,000 in liabilities due to an agreement with a vendor that a previously recorded payable amount was not owed. Operations and marketing expenses in the third quarter are minimal in both 1995 and 1996; the $6,000 credit amount for the third quarter 1996 is due to reimbursement of expenses paid by the limited partnership. The
Company continues to incur legal fees for Corporate legal work and for the defense of lawsuits for $69,000 in the third quarter of 1996;
accounting fees were $12,000 during the period. For the same period of 1995, legal and accounting fees were $2,000. Other general and administrative expenses recorded in the third quarter of 1996 include
$52,000 paid in common stock to consultants to secure market makers for its common stock, $27,000 paid to an employee for relocation expenses; travel, telephone, printing, office rent, and other office expenses account for the remainder of the $130,000 account balance for the quarter. In the third quarter of 1995, office rent, insurance, travel, and office expenses comprise the $26,000 of expenses incurred.

Results of Operations for the Three Months and Nine Months Ended
  September 30, 1996 (Continued)

    Officer salary and benefits were not paid or accrued in the third quarter of 1996; $82,000 was expensed in the same quarter of 1995.
The Company offered a stock option agreement to the Chief Executive
Officer as compensation for 1996.  See Note F to the Condensed
Financial Statements. Interest costs of $8,000 were recorded in the third quarter of 1996. Interest expense in the third quarter of 1995 was $14,000. The decrease in interest expense is due to the conversion of debt to either common stock or long-term noninterest-bearing notes.


Liquidity and Capital Resources

  Green Oasis has funded its operations from inception through September 30, 1996, primarily through loans or sales of common stock and preferred stock, in the aggregate amount of $4,910,000, and the sale of three units of waste oil recycling equipment in the amount of $2,075,000.

  The decrease in accounts payable during the nine months ended
September 30, 1996, was due to exchanging trade payables and legal fees for common stock of the Company and converting trade payables and legal fees to noninterest-bearing notes payable over thirty-six months beginning September 30, 1996. On June 27, 1996, the Company issued
176,576 shares of common at a market value of $1.60 per share for the settlement of $476,000 of debt, $57,000 of prepaid legal fees, and a $16,000 lawsuit. The Company negotiated the number of shares to be issued for the settlement of the debts at $3.00 to $3.15 per share.
When the shares were issued, however, the stock value had decreased to $1.60. On August 21, 1996, the Company issued 15,917 shares of common stock at a market value of $1.125 per share for the settlement of $39,000 of accounts payable. Also, trade payables of $51,000 and legal fees of $354,000 were converted to noninterest-bearing notes payable in equal installments over thirty-six months beginning September 30, 1996.
As of November 6, 1996, the Company has not made any payments on these notes.

  In addition, during the second quarter of 1996 the holder of the $500,000 note exercised his option to convert the debt to stock by converting half of the principal to 100,000 shares of common stock at the $2.50 per share exercise price. The remaining $250,000 of the note and $120,000 of accrued interest were replaced by a noninterest-bearing note payable over three years in monthly installments of $10,000 beginning September 30, 1996. No payments have been made as of November 6, 1996. Also, Green Oasis issued 24,000 shares of common stock in exchange for $20,000 of notes payable and accrued interest.
The Chief Executive Officer paid the balance of $110,000 due on a note for the exercise of a 1993 stock option during 1996 and loaned the Company $128,000 to use for meeting the financial needs of the Company, $68,000 of which was advanced in the third quarter.

  Green Oasis is currently dependent upon the proceeds of debt and equity financings and loans to complete market testing and to complete the design, development, and testing of a commercial version of the EnviroEconomics System. The proceeds must also fund Green Oasis' working capital requirements, including the payment of employee salaries.
Additionally, the Company requires working capital to fund the work in process inventory during the production of units for sale to customers.
As of September 30, 1996, Green Oasis had a net working capital deficit of $1,180,000.


Liquidity and Capital Resources (Continued)

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

  The Company is presently defending a number of lawsuits, most of which are from various creditors, especially suppliers, who have not been paid for their products and services. The Company has recorded liabilities for the amounts that it believes can settle those judgments and obligations. Two other suits involve the customers to whom the three units were sold. These suits are being defended vigorously by the Company which believes that it has meritorious defenses and, in some instances, valid counterclaims. There can be no assurances, however, as to the outcome of the lawsuits. See Note
H to the Condensed Financial Statements.

  The Company and Approved Oil Services, Inc. of Denver, Colorado, have signed a letter of intent for Green Oasis to purchase the waste oil collector's operations. The purchase price is being negotiated and will be paid in cash and securities of Green Oasis.

  On June 28, 1996, the Company became the general partner in a South
Carolina limited partnership which has been formed to raise capital through the sale of limited partnership interests. The Partnership intends to purchase the Company's equipment for approximately
$1,200,000 and to operate a waste oil distillation plant. The Company's management will also manage the Partnership. The sale of the equipment will provide working capital to Green Oasis so that its research and development activities can continue as well as manufacturing of equipment for sale to customers. There can be no assurances, however, that enough capital will be raised from the sale of the partnerhsip interests to finance the equipment purchase. As of November 6, 1996, two partnership units have been sold for $50,000 each. The offering has been extended to December 31, 1996.

  Green Oasis is continuing to negotiate with its creditors for further reduction of its payables and notes.

  During the third quarter of 1996, the Company purchased a vehicle for $37,000. Green Oasis currently has no material commitments for capital expenditures.



Part II.  Other Information

Item 3.   Preferred Stock Dividends in Arrears


                                             Amount of dividends in
                Due date of                        arrears at
                 dividends                      November 6, 1996
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
                                                 ==========


Item 6(a).   Exhibits

  The exhibits listed on the accompanying Index to Exhibits on page 18 are filed as part of this Report.

Item 6(b).   Reports on Form 8-K
             None








                                  SIGNATURE



  In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        Green Oasis Environmental, Inc.
                                           (Registrant)




  Date:   November 14, 1996            /s/ William D. Carraway
       ---------------------    -------------------------------------
                                         William D. Carraway
                                President and Chief Executive Officer
                                      (Chief Financial Officer)




                              Index to Exhibits



     Exhibit No.       Description                                Page

     10.26             Nonqualified Stock Option Agreement
                       Pursuant to 1994 Employee Stock
                       Option Plan                               ________

     10.27             Stock Option Agreement between
                       William D. Carraway and Green
                       Oasis Environmental, Inc.                 ________


     11                Statement of Computation of
                       Earnings per Share                        ________

     27                Financial Data Schedule                   ________




Item 6	    Exhibits

                          GREEN OASIS ENVIRONMENTAL, INC.
                        NONQUALIFIED STOCK OPTION AGREEMENT
                                   PURSUANT TO
                          1994 EMPLOYEE STOCK OPTION PLAN

	THIS AGREEMENT, made on the _______ day of September, 1996, by and between GREEN OASIS ENVIRONMENTAL, INC. (hereinafter referred to as the "Company") and
William D. Carraway, (hereinafter referred to as "Optionee").

	WHEREAS, the Company has adopted a stock option plan known as the 1994 Employee
Stock Option Plan (hereinafter referred to as the "Plan") for the purpose of advancing the interests of the Company and its shareholders by strengthening the ability of the
Company to attract and retain officers and key employees of training, experience, ability, and to furnish an additional incentive to those officers and key employees to the Company upon whose judgment, initiative and efforts the successful conduct and growth of its and their business largely depends by encouraging officer and key employees to have a material interest in the increase in value of, and to become owners or increase their ownership of, the common stock, $.01 par value, of the Company ("Common Stock"); and

	WHEREAS, Optionee is now an officer or key employee of the Company, and the
Company desires to have Optionee remain as an officer or key employee and to afford
Optionee the opportunity to acquire or enlarge Optinee's stock ownership in the
Company, so that Optionee may have a direct proprietary interest in the Company's success;

	NOW, THEREFORE, in consideration of the premises and of the covenants and agreements hereinafter set forth, the parties hereto covenant and agree as follows:

	1.	Grant of Option.  Subject to the terms and conditions set forth herein, the Company grants to Optionee a nonqualified stock option (the "Option") to purchase from the Company all or any part of One Hundred Thousand (100,000) shares of Common
Stock ("Shares").

	2.	Term and Exercise of Option.

		(a)	The term of the Option granted herein shall commence as of September 10,
1996 and end on September 10, 2002 (the "Option Period").

		(b)	The option shall be exercisable during the Option Period according to the following schedule:

			20% beginning on the first anniversary of the date the option is granted;

			20% beginning on the second anniversary date of the date of grant;

			20% beginning on the third anniversary date of the date of grant;

			20% beginning on the fourth anniversary date of the date of grant; and

			20% beginning on the fifth anniversary date of the date of grant.

	An option which is exercisable that is not exercised in a year may be exercised in any subsequent year during the Option Period.

		(c)	The Option hereby granted shall be exercised by Optionee delivering to the
President of the Company, from time to time, on any business day, written notice specifying the number of Shares Optionee then desires to purchase and reaffirming that the representations made in section 7 hereof are true and correct as of the date of exercising the option.  A copy of the form of written notice to be used is attached hereto as Exhibit A.

	3.	Exercise Price.

		(a)	Optinee must pay One and 12.5/100 Dollars ($1.125) per share (subject to adjustment pursuant to Section 6 hereof) for the Shares acquired pursuant to this Agreement.

		(b)	Payment of the option price of the Shares shall be made in cash at the time an
Option is exercised.

	4.	Termination of Option.

		(a)	Except as otherwise provided below, the Option hereby granted shall terminate and be of no force or effect upon the happening of the first of the following events:

			(i)	The expiration of the Option Period;

			(ii)	Termination of Optionee's employment or position as an employee of the Company except in the case of Optionee's death or retirement with the consent of the
Company;

			(iii)	Three months after the first day of retirement with the consent of the
Company, unless Optionee dies during the three-month period.

		(b)	The Option evidenced hereby is nontransferable except as provided in subsection (c) below with respect to the death of an Optionee and shall be exerciseable during the lifetime of Optionee only by Optionee.

		(c)	If Optionee ceases to be an employee of the Company by reason of death or if
Optionee dies within three months of retirement with consent of the Company, any unexpired portion of the option held by Optionee and not exercised may be exercised by a legatee or legatees under Optionee's last will and testament or by his personal representative or representatives (to the extent the option would have been exercisable by Optionee) at any time within one (1) year after the date of Optionee's death or the date of Optionee's retirement with consent, whichever occurs first.

	5.	Rights As a Shareholder.  Optionee shall have no rights as a shareholder of the
Company with respect to any Shares covered by this Option until the issuance of a stock certificate to him for such Shares.

	6.	Change in Capitalization.

		(a)	As provided in Section 10 of the Plan, and upon the occurrence of any of the conditions listed therein, the Committee in its sole discretion shall make any adjustments as may be appropriate in the number and kind of Shares as to which this Option shall be exercisable and in the option rights granted.  These adjustments shall be made without change in the total price applicable to the Option and with a corresponding adjustment in the option price per Share.  Any adjustment may provide for the elimination of fractional Shares.

	7.	Covenants and Representations of Optionee.  Optionee represents, warrants, covenants and agrees with the Company as follows:

		(a)	The Option is being received for Optionee's own account without the participation of any other person, with the intent of holding the Option and the Shares issuable pursuant thereto for investment and without the intent of participating, directly or indirectly, in a distribution of the Shares and not with a view to, or for resale in connection with, any distribution of the Shares or any portion thereof;

		(b)	Optionee is not acquiring the Option based upon any representation , oral or written, by any person with respect to the future value of, or income from, the Shares subject to this Option, but rather upon an independent examination and judgment as to the prospects of the Company;

		(c)	Optionee has received a copy of the Plan and has had complete access to and the opportunity to review and make copies of all material documents related to the business of the Company; Optionee has examined all of these documents as he wished, is familiar with the business and affairs of the Company, and realizes that the receipt of the Shares is a speculative investment and that any possible profit therefrom is uncertain;

		(d)	Optionee has had the opportunity to ask questions of and receive answers from the Company and any person acting on its behalf and to obtain all information available with respect to the Plan, the Company and its affairs, and has received all information and data with respect to the Plan and the Company that he has requested and which he has deemed relevant in connection with his receipt of the Option and the Shares subject thereto;

		(e)	Optionee is able to bear the economic risk of the investment, including the risk of a complete loss of his investment, and Optionee acknowledges that he must continue to bear the economic risk of the investment in the Shares received upon Option exercise for an indefinite period;

		(f)	Optionee understands and agrees that the Shares subject to the Option may be issued and sold to Optionee without registration under any state or federal law relating to the registration of securities for sale and in that event will be issued and sold in reliance on exemptions from registration under appropriate state and federal laws;

		(g)	The Shares issued to Optionee upon exercise of the option will not be offered for sale, sold or transferred by Optionee other than pursuant to:

			(i)	an effective registration under applicable state securities laws or in a transaction which is otherwise in compliance with those laws;

			(ii)	an effective registration under the Securities Act of 1933 (the "1933
Act"), or a transaction otherwise in compliance with the 1933 Act; and

			(iii)	evidence satisfactory to the Company of compliance with the applicable securities laws.  The Company shall be entitled to rely upon an opinion of counsel satisfactory to it with respect to compliance with the foregoing laws;

		(h)	The Company will be under no obligation to register the Shares issuable pursuant to the Option or to comply with any exemption available for sale of the Shares by the
Optionee without registration, and the Company is under no obligation to act in any manner so as to make Rule 144 promulgated under the 1933 Act available with respect to sale of the Shares by the Optionee;

		(i)	A legend indicating that the Shares issued pursuant to the Option has not been registered under the applicable securities laws and referring to any applicable restrictions on transferability and sale of the Shares may be placed on the certificate or certificates delivered to
Optionee and any transfer agent of the Company may be instructed to require compliance therewith;

		(j)	Optionee will notify the Company in writing at least sixty (60) days prior to any sale of Shares;

		(k)	The agreements, representations, warranties, and covenants made by Optionee herein with respect to the Option shall also extend to and apply to all of the Shares of the
Company issued to Optionee pursuant to this Option.  Acceptance by Optionee of the certificate(s)
representing Shares shall constitute a confirmation by Optionee that all agreements, representations, warranties and covenants made herein shall be true and correct at that time.


	8.	Compliance with Securities Laws.  Anything in this agreement to the contrary notwithstanding, if, at any time specified herein for the issuance of Shares to Optionee, any federal or state securities law or any regulation or requirement of the Securities and Exchange
Commission or any other governmental authority having jurisdiction shall require either the
Company or Optionee to take any action in connection with the Shares then to be issued, the issuance of the Shares shall be deferred until that action shall have been taken; however, the
Company shall be under no obligation to take action, and the Company shall have no liability whatsoever as a result of the nonissuance of the Shares, except to refund to Optionee any consideration tendered in respect of the exercise price.

	9.	Resolution of Disputes.  Any dispute or disagreement which shall arise under, as a result of, or pursuant to this agreement shall be determined by the President of the Company, in his absolute and sole discretion, and any such determination or any other determination by the
President under or pursuant to this Agreement and any interpretation by the President of the terms of this Agreement shall be final, binding and conclusive on all persons affected thereby;
provided, however, the Committee, as defined in the Plan, shall have the right, in its absolute and sole discretion, to overrule or modify any determiantion or interpretation made by the
President, in which event any determination or interpretation by the Committee shall be final, binding and conclusive on all persons affected thereby.

	10.	Notice.  Any notice which either party hereto may be required or permitted to give to the other shall be in writing, and may be delivered personally or by mail, postage prepaid, addressed as follows:  to the President of the Company, or to the Company (attention of the
President), at 184 East Bay Street, Suite 302, Charleston, SC  29401, or at any other address as the Company, by notice to Optionee, may designate in writing from time to time; to Optionee, at Optionee's address as shown on the records of the Company, or at any other address as
Optionee, by notice to the Company, may designate in writing from time to time.

	11.	Succesors.  This Agreement shall be binding upon and inure to the benefit of the heirs, legal representatives, successors and permitted assigns of the parties.

	12.	Severability.  In the event that any one or more of the provisions or portion thereof contained in this Agreement shall for any reason be held to be invalid, illegal or unenforceable in any respect, the same shall not invalidate or otherwise affect any other provisions of this
Agreement, and this Agreement shall be construed as if the invalid, illegal or unenforceable provision or portion thereof had never been contained herein.

	13.	Entire Agreement.  Subject to the terms and conditions of the Plan, which is incorporated herein by reference, this Agreement expresses the entire understanding and agreement of the parties hereto.  This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.


	IN WITNESS WHEREOF, the parties have executed and sealed this Incentive Stock
Option Agreement on the date and year set forth above.

								GREEN OASIS ENVIRONMENTAL, INC.

ATTEST:							By:____________________________
									Title:___________________
_____________________
Title:_______________

[CORPORATE SEAL]


								OPTIONEE:


								__________________________(SEAL)


                                    EXHIBIT A

GREEN OASIS ENVIRONMENTAL, INC.
184 East Bay Street
Charleston, SC  29401

Attention:  President

	Re:	Exercise of Incentive Stock Option under the GREEN OASIS
		ENVIRONMENTAL, INC. 1994 Stock Option Plan


Dear Sir:

	Pursuant to the terms and conditions of that certain Green Oasis Environmental, Inc.
Incentive Stock Option Agreement dated September _____, 1996 (the "Agreement"), I desire to purchase 100,000 Shares of GREEN OASIS ENVIRONMENTAL, INC. and hereby tender payment in full for such Shares in accordance with the terms of the Agreement.

	I hereby reaffirm that the representations made in Section 7 of the Agreement are true and correct as of the date of exercising this option.

								Very truly yours,



								__________________________________
								William D. Carraway

Item 6	    Exhibits

					STOCK OPTION AGREEMENT

	Agreement made as of this 15th day of August, 1996 between William D.

Carraway, a resident of the state of South Carolina ("Carraway") and Green Oasis

Environmental, Inc., a corporation of the state of Florida ("Green Oasis").

	WHEREAS, Green Oasis has employed Carraway as its President, and Mr.

Carraway has waived the payment of salary and other compensation for the period from

October through December in 1995 and all of 1996 in exchange for an option to purchase shares of common stock of Green Oasis.

	NOW, THEREFORE, in consideration of the mutual covenants contained in this

Agreement, the parties hereby agree as follows:

						1.

                             GRANT OF OPTION

	Green Oasis hereby grants to Carraway the right, privilege and option (the

"Option")to purchase up to 448,000 shares (the "Option Shares") of its common stock at a purchase price of $1.125 per share (the "Option Price") which is the fair market value per share of Green Oasis common stock on the date of this Agreement.  Such purchase shall be in the manner and subject to the conditions hereinafter provided.



                           METHOD OF EXERCISE

	The Option granted under this Agreement shall be exercised by written notice directed to Green Oasis at its principal place of business, accompanied by a check in payment of the Option Price for the number of shares specified and paid for.  Green Oasis shall make immediate delivery of such shares, provided, that if any law or regulation requires Green Oasis to take any action with respect to the shares specified in such notice before the issuances thereof, then the date of delivery of such shares shall be extended for the period necessary to take such action.


                                  3.

                        TERMINATION OF OPTION

	While Carraway is alive, the Option and all rights granted by this Agreement, to the extent those rights have not been exercised, will terminate and become null and void on the earlier of (a) August 14, 1999, or (b) the day Carraway ceases to be in the continuous employment of Green Oasis (whether by resignation, retirement, dismissal or otherwise).  If Carraway dies while employed by Green Oasis, the person or persons to whom his rights under the Option shall pass, whether by will or by the applicable laws of decent and distribution, may exercise such Option to the extent Carraway was entitled to exercise it on the date of his death, for a period of six (6) months following his death.

Notwithstanding anything in this Agreement to the contrary, the Option and all rights granted by this Agreement shall in all events terminate and become null and void on February 14, 2000.



                            LIMITATION UPON TRANSFER

	The Option is nontransferable by Carraway except as herein otherwise provided above, and during his lifetime is exerciseable only by him, and Carraway shall have no rights as a shareholder in the Option Shares until payment of the Option Price and delivery to him of such shares as herein provided.  Any attempt to transfer, assign,

pledge, hypothecate, or otherwise dispose of this Option or of the rights contained herein contrary to the provisions of this Agreement or upon the levy of any attachment or similar process upon such Option or such rights, the Option and such rights shall immediately become null and void.


                                   5.

 	                    SHARES OF INVESTMENT

	By accepting this Option, Carraway acknowledges for himself, his heirs and legatees that any and all shares purchased under this Agreement shall be acquired for investment and not for or with a view towards distribution, and upon the transfer of any of the Option Shares hereunder, Carraway, or his heirs or legatees receiving such shares,

shall deliver to Green Oasis a representation in writing that such shares are being acquired in good faith for investment and not for or with a view towards distribution.

In the event that Carraway disposes (whether by sale, exchange, gift or any other transfer)

of any of the Option Shares within six (6) months after the transfer of such shares to him upon his exercise of the Option, he will notify the Company in writing within thirty (30)

days after such disposition.


                  RECLASSIFICATION, CONSOLIDATION, OR MERGER

	In the event of any change in the common stock of Green Oasis subject to the

Option granted hereunder, through merger, consolidation, reorganization,

recapitalization, stock split, stock dividend or other change in corporate structure,

appropriate adjustment shall be made by Green Oasis in the number of shares subject to such Option and the price per share; provided, however, that in accordance with the provisions of Section 424 of the Internal Revenue Code a new Option may be substituted for the Option granted hereunder or such Option may be assumed by an employer corporation, or a parent or subsidiary of such corporation, in connection with any transaction to which such Section is applicable.  Upon the dissolution or liquidation of

Green Oasis, other than in connection with a transaction to which such Section is applicable, the Option granted under this Agreement shall terminate and become null and void.


                                     7.

                                  NOTICES

	Any notice to be given under the terms of this Agreement shall be addressed to

Green Oasis in care of its Secretary at 184 East Bay Street, Suite 302, Charleston, South

Carolina, 29401, and any notice to be given to Carraway shall be addressed to him at 184

East Bay Street, Suite 302, Charleston, South Carolina  29401, or at such other address as either party may hereafter designate in writing to the other.  Such notice shall be deemed duly given when enclosed in a properly sealed envelope or wrapper addressed as herein required, certified and deposited (postage and certification fee prepaid), in a post office or branch post office regularly maintained by the United States government.


                                    8.

                              BINDING EFFECT

	This Agreement shall be binding upon the heirs, executors, administrators and successors of the parties hereto.



	IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed the day and year first above written.


                                           /S/ William D. Carraway
                                           William D. Carraway

                                           GREEN OASIS ENVIRONMENTAL, INC.


                                           By: President
                                              Title:



Item 6          Exhibits

                          GREEN OASIS ENVIRONMENTAL, INC.
                           (A Development Stage Company)
                                    EXHIBIT 11
                  STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                                                                                Period
                                                                                 From
                                                                             September 24,
                                                                                 1991
                             Three Months Ended       Nine Months Ended       (Inception),
                                September 30,            September 30,          Through
                            ----------------------  ----------------------   September 30,
                               1996        1995        1996        1995          1996
                            ----------  ----------  ----------  ----------  ------------

PRIMARY
Net income (loss) before
  extraordinary gain        $ (163,818) $  404,658  $ (427,181) $1,327,924  $ (6,047,015)
Preferred dividends                  -           -      (3,080)     (3,080)     (146,378)
                            ----------  ----------  ----------  ----------  ------------
                              (163,818)    404,658    (430,261)  1,324,844    (6,193,393)
Extraordinary gain              20,643           -     286,614           -       665,534
                            ----------  ----------  ----------  ----------  ------------
  Net income (loss)         $ (143,175) $  404,658  $ (143,647) $1,324,844  $ (5,527,859)
                            ==========  ==========  ==========  ==========  ============
   Weighted average number
      of shares              5,537,550   5,119,923   5,492,912   5,113,935     4,148,023
                            ==========  ==========  ==========  ==========  ============

Net income (loss) before
  extraordinary gain        $    (0.03) $     0.08  $    (0.08) $     0.26  $      (1.49)

Extraordinary gain                   -           -        0.05           -          0.16
                            ----------  ----------  ----------  ----------  ------------
  Net income (loss)         $    (0.03) $     0.08  $    (0.03) $     0.26  $      (1.33)
                            ==========  ==========  ==========  ==========  ============
FULLY DILUTED                   N/A                     N/A                      N/A
Net income (loss) before
  extraordinary gain                    $  404,658              $1,327,924
Preferred dividends                              -                       -
  Interest expense adjustment
    for convertible
    debentures                              12,500                  37,500
  Adjustment for dividends
    on convertible preferred                     -                     878
  Interest expense adjustments
    for convertible debt                        47                     141
                                        ----------              ----------
                                           417,205               1,366,443
Extraordinary gain                               -                       -
                                        ----------              ----------
  Net income (loss)                     $  417,205              $1,366,443
                                        ==========              ==========
   Weighted average common
     shares outstanding                  5,119,923               5,113,935
   150,000 shares in stock
     options (94 average
     market price of $2.33<
     $2.50 option price)
   150,000 shares in stock
     options (94 ending
     market price of $4.00>
     $2.50 option price)                    60,000                   60,000
   Assume conversion beginning
     of period, debenture                    1,676                   1,676
   Assume conversion at
     beginning of period-
     convertible preferred
     shares                                  7,800                   7,800
   Assume conversion at
     6/10/95 of convertible
     debt                                  200,000                 200,000
   Assume conversion of
     interest accrued                       21,194                  11,194
                                        ----------              ----------
                                         5,410,593               5,394,605
                                        ==========              ==========
Income (loss) before
  extraordinary gain                    $     0.08              $     0.25
Extraordinary gain                               -                       -
                                        ----------              ----------
  Net income (loss)                     $     0.08              $     0.25*
                                        ==========              ==========
      * Presentation not required (less than 3% difference)
