Form 10KSB
period 1996-12-31
GREEN OASIS ENVIRONMENTAL INC
filed 1997-03-31
CIK 914257

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                         ________________

                           Form 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the year ended December 31, 1996

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        For the transition period from ________ to________

                  Commission File No.  33-68304

                    GREEN OASIS ENVIRONMENTAL, INC.

                  Florida                             57-0970282
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification Number)

      184 East Bay Street, Suite 302, Charleston, South Carolina 29401
      (Address of principal executive offices)               (Zip Code)

Issuer's Telephone Number : (803) 722-5771

Securities registered under Section 12(g) of the Exchange Act:  Common
 Stock
                                                 (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
 requirements for the past 90 days.  YES  [ X ]    NO  [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Revenues for the most recent year were $37,000.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on March 11, 1997, was $38,779,169.

     As of March 11, 1997, Registrant had 5,966,026 shares of Common Stock outstanding.

     Traditional Small Business Disclosure Format.  YES [   ] NO [ X ]

                              PART I


ITEM 1.  BUSINESS

General

     Green Oasis Environmental, Inc. ("Green Oasis" or the "Company") was incorporated in Florida in September 1991 under the name Green Oasis, Inc. Green Oasis changed its name to Green Oasis Environmental, Inc. on April 24, 1992. The executive offices of Green Oasis are located at 184 East Bay Street, Suite 302, Charleston, South Carolina 29401, and its telephone number is (803) 722-5771.

Background

     Green Oasis was organized initially to acquire distribution rights to various products within the environmental industry. In February 1992, Green Oasis acquired from Waste Energy, Inc. ("Waste Energy") the rights to distribute, throughout much of the United States, as well as Australia and New Zealand, products which were intended to process waste crankcase oil and trash into a fuel which would power a diesel generator to produce electricity. Green Oasis developed marketing material for this system and established a sales network of some 30 independent contractors to represent the products in the acquired markets. In August 1992, without ever having produced a functioning product, Waste Energy filed a bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code, a proceeding which was converted to Chapter 7 in December 1992.

     In August 1992, Green Oasis assembled a group of experienced consultants to develop a process to convert waste motor oil into
useful fuels.   By early 1993, the Company had developed and assembled
a machine (the "Unit") that processed approximately 7 gallons per hour ("GPH") of waste motor oil into a fuel suitable for diesel applications. Data from operation of the test Unit was then used by engineering consultants with the aid of computer simulation techniques to develop a preliminary design for mini-refining Units of commercial scale. The Company completed construction of the first such Unit, which had a designed input capacity of approximately 275 GPH of waste oil and an output capacity of approximately 200 GPH of #2 diesel fuel ("number 2 diesel fuel") as specified by the American Society for Testing and Materials ("ASTM"), with the balance of the output consisting of #5 fuel oil and "light ends," mostly gases. The Company then contracted with an independent testing firm (Mantek Services, Inc.) to conduct a material balance and a process efficiency evaluation. The material balance results revealed that the waste oil conversion process, as then being performed, produced approximately

74% number 2 diesel fuel, 24% #5 fuel oil with the remainder consisting of light ends. The #2 diesel fuel tested met or exceeded ASTM specs.

     Following testing the Company began construction and delivery of Units to customers. In 1994 one Unit with output capacity of number 2 diesel fuel of approximately 200 GPH (Model #200) and two Units with 400 GPH output capacity (Model #400) were built at Green Oasis' plant in Mt. Pleasant, South Carolina. During the production of the Units, the Company changed their design. This change, which involved the development and integration of a thermal oxidizer, was made to conform to specifications requested by the South Carolina Department of Health and Environmental Control ("DHEC"). All three Units manufactured were sold and shipped; however, to date, none of the Units is being commercially operated because of installation or operational problems.

     Following the shipment of the three Units the Company had exhausted its cash and working capital resources, and production and
research and development activity ceased.   In 1996, the Company
organized a South Carolina limited partnership, GOE Plant Partnership I, L.P. and contracted to sell to it the one remaining Unit available, together with the tanks and auxiliary equipment necessary to operate the Unit commercially. As part of the sale, the Unit was upgraded from a Model #200 Unit to a Model #400 Unit. The Company also agreed to assemble the Unit and prepare it for operation. The assembly and installation are ongoing in March 1997, and initial testing has begun. (See Management's Discussion and Analysis of Financial Conditions and Results of Operations, and Footnote B, Notes to Financial Statements.)


Description of Process

     The Green Oasis waste oil refining process, called the EnviroEconomics System, is designed to convert waste oils into marketable fuels in a one-step process of thermal cracking and distillation. Both thermal cracking and distillation are well-known in the refining industry.

     Waste oils, after removal of free water and debris, are essentially a mix of hydrocarbons, or molecules made up of only hydrogen and carbon. Many of the hydrocarbons in waste oil are "heavy," so-called because they are less volatile and less combustible. Fuels, such as gasoline, kerosene and diesel fuel, are also composed of hydrocarbons, but these are generally lighter, more volatile and more combustible.

     In the EnviroEconomics System, conversion of waste oil into fuel is accomplished through thermal cracking and distillation combined in a continuous fully automated, one-step operation. Thermal cracking involves the breaking up of larger hydrocarbon molecules into smaller ones by applying heat in an oxygen-free environment. Higher quality fuels, including the thermal cracking product, are then separated out using a conventional distillation column. The heavier products remaining after separation are quality heavy fuels.

     The distillation product is then heated to boil off any "light ends," components which are too light and volatile, and these are used to supply heat for the thermal cracking process. After removal of any water which condenses out, the resulting product will be a fuel whose specifications are determined by the system operating parameters (e.g., temperatures) and the design of the distillation column.

     The purpose of the EnviroEconomics System is the conversion of waste oil into a fuel product suitable for most or all applications employing diesel fuel on a commercial basis. These applications are primarily industrial, including process heating systems, rail, marine and farm usage, and over-the-road vehicle use(cars, buses and trucks). Over-the-road usage involves more stringent requirements than industrial usage. In particular, regulations of the Environmental Protection Agency effective October 1993, severely limit the sulfur content of diesel fuel for over-the-road use. At present, the diesel fuel produced by the Company's Units only meets the specifications for number 2 diesel fuel.


Markets

     The primary accumulators of waste motor oil are businesses which service the industrial manufacturing, automotive and trucking industry. Specific accumulators include quick change oil shops, automobile and truck repair garages, municipal garages, automobile and truck dealerships, truck fleet terminals, bus operators, equipment dealerships and automobile and truck leasing fleets, all of which accumulate waste oil as the result of routine oil changes in motor vehicles. Based on a study presented by representatives of Clayton Environmental Consultants at the 1992 Annual Meeting of the National Oil Recyclers Association ("NORA"), the amount of waste motor oil generated annually in the United States is approximately 1.378 billion gallons, and is growing at a rate of about 3% a year. Of this amount, it is estimated, according to the study, that approximately 1.039 billion gallons are recycled or reused annually and approximately 339 million gallons are currently disposed of in landfills or other disposal sites, illegally dumped or incinerated, and thus are potentially available for recycling.

     Since environmental regulations restrict the disposal of petroleum products, businesses which accumulate waste motor oil generally either give it away or contract for its transportation to a waste oil collector. Based on information provided by NORA, there are currently over 650 waste oil collectors in the United States. The bulk of this waste oil is processed in a comparatively simple manner and sold typically to asphalt plants or industrial users at a price ranging from $.05 to $.25 per gallon. By contrast, the average rack price for number 2 diesel fuel ranged from $.52 to $.74 per gallon during calendar 1996, according to the Exxon daily price sheets provided to distributors.

     It is contemplated that collectors to which the EnviroEconomics System is available, either at their own facility or a nearby regional location, would be able to recycle their waste oil into marketable higher quality fuels, including number 2 diesel fuel and other byproducts, which they can produce and sell at a price substantially in excess of the prices currently attainable by them from the products that they now produce and sell using their existing refining methods, while at the same time eliminating various transportation and disposal costs as well as potential environmental liability.

Products

     The Green Oasis EnviroEconomics System converts waste motor oil into marketable number 2 diesel fuel in a one-step process of low temperature thermal cracking and distillation. Heavier fuels, marketable at a lower price, are produced as a byproduct. The Company plans to produce mini-refining units approximately the size of a standard freight container. Green Oasis plans eventually to offer refining units with output capacities of approximately 400 and 600 GPH of number 2 diesel fuel, although the larger 600 GPH model is still in the design phase.

Patents and Proprietary Rights

     Green Oasis filed a "process patent" application with the U.S. Patent and Trademark Office (the "Patent Office") in November 1992, regarding the technology for processing waste motor oil into number 2 diesel fuel. In February 1995, a wrapper continuation application was filed which presented additional claims which are believed to distinguish over cited prior art. The Company has also filed an application under the Patent Cooperation Treaty, which it may elect to pursue in 17 European countries, Mexico, Australia, Canada, Japan and Russia.

     Because the Company's technology employs well-known chemical processes, there can be no assurance that any present or future patent applications will mature into an issued patent. Furthermore, while Green Oasis is strenuously pursuing its patent application, and patents are important for protection of the Company's technology, it does not believe that patent protection will be as important as the expertise of the Company's management and technical personnel, early market penetration and future improvements to the product, trade secrets and unpatented proprietary know-how. Ultimately, the ability of Green Oasis to market the product effectively will be more important than the patent itself.


     The Company's servicemark "EnviroEconomics" is registered on the Principal Register of the Patent and Trademark Office.

Testing, Research and Development

     The Company is continuing its development of the thermal oxidizer to resolve the manufacturing and operational difficulties experienced
with earlier Units.   In addition, Green Oasis will continue to test
the quality of the fuels generated by the EnviroEconomics System in order to promote efficiencies and reduce costs. The Company also expects to continue to invest in research and development to expand the system to other waste products for conversion into marketable or reusable fuels or other marketable chemical compounds.

     Additionally, the Company has entered into a consulting agreement with a chemical engineering consulting firm to perform advisory and consulting services relating to the development of Green Oasis' products on a fee for services basis. The Company intends to continue development of its transportable processing Unit including the expansion of the processing Unit from the current 400 GPH size to Units with increased capacities. During 1995 and 1996, the Company spent $387,000 and $115,000 respectively on research and development, none of which was borne by its customers.


Competition

     At the present time, Green Oasis is not aware of any products which compete directly with the EnviroEconomics System. However, the refining and marketing segment of the petroleum industry is intensely competitive, and management believes that competition will develop in the marketplace. Many of the Company's potential competitors are major energy service companies or integrated, multi-national oil companies which have substantially greater financial, technical and marketing resources than the Company. Because its products employ well-known chemical processes, existing technologies and facilities (such as large-scale refineries) of competitors might become a factor in the waste oil markets upon which the Company's products depend, possibly rendering them noncompetitive. To the extent that scale economies apply to any such technologies or products, Green Oasis would be at a competitive disadvantage because its equipment is designed to operate at relatively low levels of product volume. In addition, many of its competitors have significantly greater experience than the Company in obtaining regulatory approvals of products. Accordingly, they may succeed in obtaining regulatory approval for products more rapidly than the Company.

Production

     To date, Green Oasis has constructed four Units, three of which have been sold but are not operating and the fourth, which will be purchased by GOE Plant Partnership I, L.P., and is being tested prior to being placed into service by the Partnership. Green Oasis uses standard parts and components for its Units which will be generally available from several sources. Thus far the Company does not depend heavily on single or limited sources of supply, and believes that it will be able to obtain sufficient quantities of components or to locate alternative sources of supply if and as required in the future.

Backlog

     The Company has received orders from eight firms for a total of 19 units. However, because the Company only recently completed the Unit being sold to GOE Plant Partnership I, L.P. it is not sure how many firm orders exist at the present time. The Company anticipates that potential customers will wish to conduct an inspection of the Unit sold to the Partnership before placing a firm order. However, based upon discussions with potential customers, and through discussions with its marketing agents, CIC International, Enviro Sales, Inc., and Ardmore Capital Corporation, the Company believes that substantial interest in the Company's products exits.

Marketing

     Green Oasis intends to operate certain of the EnviroEconomic Systems on a regional basis as a regular part of its business and may also enter into joint ventures or other business relationships with waste oil collections and investors. It will also offer the EnviroEconomics System for sale directly through its own sales force in those regions of the United States and in various countries in which it has retained distribution rights.

     In addition to its direct marketing, at the end of 1996 the Company had two active distributorships for sales of the Units. One distributorship is with Midwest Fuel Refining Co., which covers the states of North Dakota, South Dakota, Nebraska, Minnesota, Iowa, and Wisconsin, and the other distributorship is with Process Technology Investors which covers the states of Alabama, Mississippi, Florida, Arkansas, Tennessee, Kentucky, and Missouri.

     Under the terms of the distributorship agreements, in exchange for a distributorship fee, the Company has sold to the distributors the exclusive right to act as independent marketers, sellers, resellers, and servicers of its machinery and equipment in the specified territories. In exchange for the fee, the Company has also agreed to provide as many mini-refining units as the distributor requires at a discount of 10% from the then current list price for those units, along with marketing materials bearing the Green Oasis logo and trademark. In general, the distributorship agreements provide for a term of 99 years. The distributorship fee is payable over 15-20 years with an annual interest charge of 7%.

     The Company has agreed to terminate a letter of intent with a 2% shareholder to enter into a distributorship agreement on terms similar to those described above for Maryland, Delaware, West Virginia, Pennsylvania and Washington, D.C. and to exchange $100,000 of the distributorship fee, which the holder had paid, for 20,000 shares of the Company's common stock.

     Because the Company believes it will sell the Units to collectors and others for whom the initial capital expense will be a substantial investment, Green Oasis estimates that over 90% of its sales will require lease or other financing. There can be no assurance that the Company will be able to arrange acceptable financing for its customers or will have sufficient capital resources to fund the leasing of equipment to its customers directly.

Environmental Matters and Government Regulation

     Operation of the Company's mini-refining units are subject to environmental regulation by federal, state and local governmental authorities. These laws and regulations set forth various standards concerning environmental quality and provide penalties for the violation thereof.

     The nature of Green Oasis' business exposes it to risks of causing or being deemed to have caused environmental and other damages, such as the potential for harmful substances escaping into the environment and causing damages or injuries. Changes in environmental laws regarding chemical disposal, maximum levels of certain chemicals and other regulations relating to the industry could adversely affect the operations and earnings of Green Oasis.

     During 1994, while the Company's environmental permits were pending before the South Carolina Department of Health and Environmental Control (DHEC), the Company and DHEC held a conference to discuss outstanding allegations of various violations of the pollution control laws resulting from the Company's construction, operation and modification of a recycling unit prior to issuance of state permits. This conference resulted in a Consent Order in which certain violations were admitted and others dismissed, and the Company was ordered to pay a $20,000 fine. This fine has been paid and the enforcement matter concluded. In September 1994, after having written a draft permit for the Company, DHEC inexplicably denied the necessary permits for the Company. This decision was immediately appealed, and, in March 1995, shortly before an administrative hearing was to be held, DHEC entered a Consent Order which allows the Company to bring the remaining Unit into operation for 60 days and, pending successful completion of certain required testing, will allow all permits to be issued. The 60-day operating period began in mid-March 1997, but the testing has not yet been conducted.

     Customers with pending orders in the states of New Jersey, Florida, Idaho, Illinois, Colorado, and Minnesota have received approval from the applicable state environmental regulatory agencies for installation and operation of the Company's products.

     In May of 1995, the Environmental Protection Agency proposed the revocation or staying of the used oil mixture rule. If this occurs, it will have a negative effect on the used oil burner market, because burners would be forced to certify that ash produced from burning used oil would meet the Land Disposal Restrictions and would not be a hazardous waste. The revocation of the rule might have a beneficial effect upon Green Oasis by lowering the costs of used oil for the operators of its units, as well as enhancing the marketing of the products from the units.

Employees

     The Company's employees vary, depending on orders, but it has employed up to twenty-nine (29) people in addition to William D. Carraway, all of whom, except Mr. Carraway, are provided by an employment service which is responsible for taxes, payroll and administration. These employees, who all work on a part-time basis, include welders, machine operators, electricians and laborers hired to provide construction, engineering, testing and maintenance for the Green Oasis mobile processing unit. As of December 31, 1996, the Company had 11 full-time and 2 part-time employees.


ITEM 2.  PROPERTIES

     The Company's executive offices are located in leased premises in an office building in Charleston, South Carolina. On April 30, 1996, the Company relocated its manufacturing facilities to a heavy industrial zoned site in the Charleston, South Carolina, area.

ITEM 3.  LEGAL PROCEEDINGS

     As of the date of this Report, the Company is the defendant in a number of lawsuits filed by various claimants and creditors, especially suppliers, alleging non-payment for their products or services. Some of these lawsuits have been settled, others reduced to judgments against the Company; some judgments have been paid. The Company has recorded liabilities for all such amounts where it believes it has any liability.(See Management's Discussion and Analysis and Note N to the Financial Statements.).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.


                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     In March 1996, Green Oasis' common stock began trading on the NASD Bulletin Board. Its trading symbol is GRNO. Prior to this date there was no public trading market for the common stock.

     As of March 11, 1997, there were 5,966,026 holders of the Company's common stock. Although the Company is not subject to any restrictions on the payment of dividends, it has paid no dividends to date on its common stock and does not presently anticipate the payment of cash dividends in the future. The opening bid for the common stock was $4.50. Based upon the reports of First Union Brokerage Services, Inc., the bid information for each quarter of 1996 was as follows:

        Quarter          Low Bid        High  Bid
     First Quarter        3 1/8           5 1/2

     Second Quarter       1 3/8           4 1/8

     Third  Quarter       1 3/8           2 3/4

     Fourth  Quarter      1 3/8           2 5/16


The prices presented are bid prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the dealer. Prices may not reflect actual transactions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Background

     The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in the Report.

Results of Operations

     Green Oasis is a development stage company which was organized as a Florida corporation on September 24, 1991. Since its inception Green Oasis has been engaged principally in product design, development, testing, production, and patent application activities and in the pursuit of selling distributorships for the exclusive right to distribute its waste oil conversion equipment (the "Unit" or the "Units") known as EnviroEconomics Systems in various geographical areas of the United States and other countries. It has also begun developing markets for the EnviroEconomics Systems and had shipped three Units to customers by the end of 1994. In 1996, the Company's sales were minimal. For the period from September 24, 1991 (inception), to December 31, 1996, Green Oasis incurred a cumulative net loss of $5,654,000. For the year ended December 31, 1996, Green Oasis reported a net loss of $397,000, and for the year ended December 31, 1995, Green Oasis reported net income of $952,000, primarily due to the recognition of revenue from the sales of three of its Units. See Note I to the Financial Statements. Green Oasis' ability to fully utilize net operating loss carryforwards is subject to certain limitations.

     Revenues were recognized in 1996 in the amount of $37,000 from the sale of storage tanks to GOE Plant Partnership I, L.P., a South Carolina limited partnership, (the "Partnership") in anticipation of the future purchase by the Partnership of a Unit. This purchase is expected to occur in late March of 1997. During 1995, revenues of
$2,075,000 from the sale of three Units were recorded.   No revenue
from the Unit sales had been recognized in any previous year.

     Two lawsuits were filed in connection with the sale of the three Units in 1995. The Company incurred legal expenses in both 1995 and 1996 to defend against the lawsuits. As of March 19, 1997, one of the lawsuits has been dismissed. The other has settled, and releases are being circulated to all the parties for signatures. The Company does not anticipate any further legal actions related to the claims.

     Two other customers who paid advance deposits for Units also filed suits for return of the money paid. Green Oasis was unable to deliver Units during 1995 and 1996 due to having exhausted its cash resources. Settlements have been reached with both companies, and the deposits were returned in March 1997.

Research and Product Development. To date the Company has expensed all the costs associated with designing and producing its Units as research and development costs. In 1996 these costs, in the amount of $115,000, included reconstructing a Unit, originally built in 1993, at a new location and adding a thermal oxidizer. The reconstruction required replacement of certain parts as well as the purchase of the thermal oxidizer. This Unit will be sold to the Partnership for operation and also used for demonstration purposes. Research and product development expenses were $387,000 for the year ended December 31, 1995. The decrease in expenses for 1996 was largely caused by a
lack of funds to continue research and development.   In 1994, the
Company modified the design of the Unit in order to conform with specifications required by the South Carolina Department of Health and Environmental Control (DHEC). The design changes depleted the available working capital, and the plant closed in March 1995 and was not reopened until late 1996.

     In April of 1996, Green Oasis entered into a lease agreement for two acres of land in Charleston, South Carolina. The land is being used to reconstruct the Unit and the Company expects to sublease a portion of the land to the Partnership. The remainder of the property will be used for the Company's operations.

Operations and Marketing. Operations and marketing expenses were $28,000 for the year ended December 31, 1996, and $192,000 for the year ended December 31, 1995. Operations and marketing in 1996 were less than prior years as the Company curtailed its activity because of a lack of funds. The major expense was moving the plant from Mt. Pleasant to the new location in Charleston. Marketing expenses for 1995 include a $165,000 sales commission paid in common stock for marketing services related to the sales recognized in 1995. A loss in the disposal of equipment in the amount of $19,000 is also categorized under operations in 1995.

Salaries and Benefits. The Company's officers waived the payment of their salaries for 1996. The Chief Executive Officer was granted a stock option in lieu of his 1996 salary. See Note M to the Financial Statements. Salaries and benefits expenses were $223,000 for the year ended December 31, 1995. Only that part of officers' salaries not charged to direct labor along with payroll taxes and group medical insurance are included in this category. Officer's salary of $25,000 was charged to Research and Development in 1995. During 1995, all officers' salaries were applied to a note for the purchase of stock rather than being paid in cash.

General and Administrative. Green Oasis has incurred ongoing legal and accounting expenses for financings, regulatory filings, routine corporate and shareholder activities, environmental disputes, and litigation defense. Legal and accounting fees were $271,000 and $173,000 in 1996 and 1995, respectively. The increase in 1996 was primarily due to work related to the preparation of the Company's required reports and stockholders' inquiries. In 1995, expenses included fees of the Company's various counsel, accounting fees, and charges for litigation.

     General and administrative expenses other than legal and accounting fees were $265,000 for the year ended December 31, 1996, and $83,000 for the year ended December 31, 1995. The primary reason for the increase in 1996 was due to payments for consulting fees and information kits for investors; $103,000 of these costs were paid in common stock. Decreases in office expenses, insurance, taxes and licenses, and commissions paid for selling stock caused the reduction for 1995.

Liquidity and Capital Resources

     Green Oasis is a development stage enterprise. Green Oasis has funded its operations from inception through December 31, 1996, primarily through loans and sales or exchanges of common and preferred stock in the aggregate amount of $5,055,000 and through revenues from the sale of three Units of $2,112,000.

     During 1996, Green Oasis sold 216,000 shares of common stock at $1.25 per share for cash and collected the final payments from the exercise of a stock option by the CEO in the amount of $110,000. The Company issued common stock with a market value of $307,000 in exchange for legal, engineering, and consulting services. The Company also exchanged common stock with a market value of $239,000 for vendor payables in the amount of $571,000. In addition, $407,000 in notes payable and a deposit of $18,000 were converted to common stock during 1996.

     During 1995, Green Oasis borrowed $20,000 for operations and sold common stock for $13,000 at $3.00 per share. The Company issued 18,324 shares for cancellation of a debenture, and 47,250 shares in exchange for marketing and financial services at $2.00 to $4.00 per share. Common shares totaling 5,600 were issued for conversion of Series A preferred stock. Collection of amounts due for common stock issued was $395,000.

     Green Oasis' accounts payable and accrued expenses as of December 31, 1996, decreased by $961,000 because of the conversion of some of the vendor payables to common stock as discussed above. Also, certain of the vendors accepted the Company's non-interest bearing notes in the amount of $405,000; thus, those amounts are now presented as notes payable rather than accounts payable.

     Through December 31, 1996, Green Oasis has received $198,000 in initial payments for the sale of distribution rights, $98,000 of which has been converted to common stock. The Company has agreed to convert the remaining $100,000 to common stock in 1997 in exchange for the cancellation of the distribution rights. The Company has purchased $220,000 of property, equipment and automobiles since inception, $37,000 of which was purchased in 1996. The 1996 purchases included an automobile and office equipment. Green Oasis sold $53,000 of automobiles and $9,000 of obsolete equipment since inception. Other investment activities through December 31, 1996, included patent costs of $51,000 and loans granted to distributors and stockholders net of repayments of $117,000.

     In June 1996 the Company formed the Partnership to own and operate a #400 model Unit. The Partnership and Green Oasis entered into a sales agreement stipulating the purchase price of $1,400,000 for the Unit along with site preparation, tanks, auxiliary equipment,
and installation.   The Partnership was authorized to sell up to 30
partnership interests for $50,000 each. The proceeds of the sale of the partnership interests are to be paid to Green Oasis toward the purchase of the Unit and associated equipment as the Partnership collects the funds. The receipt of the funds from the Partnership is expected to provide the Company with operating capital for the first half of 1997.

     Green Oasis prepared a private placement memorandum to offer its securities under Regulation D of the 1933 Securities Act in December of 1996. 75 securities "packages" are being offered at $10,000 each; a securities "package" contains 8,000 shares of common stock, an A warrant, and a B warrant. The A warrants entitle each holder to purchase up to 8,000 shares each of common stock at an exercise price of $2.50 per share for three years, and the B warrants entitle each holder to purchase up to 8,000 shares of common stock at $5.00 per share for three years. Because the market price of the common stock had increased, the Company ceased offering the securities for sale. At that time the Company had sold 38 of the securities packages. Monies raised from the offering will be used to fund operations.

     Although it is anticipated that the proceeds from the sale of the Unit to the Partnership will fund operations and product development for the immediate future, Green Oasis will continue to be dependent upon other financing sources such as the proceeds of debt and equity financings and customer deposits and loans to complete production of the EnviroEconomics System, and to fund Green Oasis' working capital requirements, including the payment of officer and other employee salaries. As of December 31, 1996, Green Oasis had a net working capital deficit of $1,417,000.

     Although the Company's business strategy has changed and it will seek opportunities to operate the Units itself within the United States, it also intends to sell Units in the United States and in the international market. It believes potential customers for the Units exist as a result of the efforts of the Company's marketing firms. The Company believes that any potential customer will require an inspection of the Company's facilities and observance of the successful operation of a Unit before placing a firm order. No assurance can be given that Green Oasis will obtain the additional financing to complete production and delivery of these Units or the Units it will operate itself or that customers will obtain adequate financing to purchase these Units.

     Commercial operation of the Units continues to require additional work to complete the integration of the thermal oxidizer. The thermal oxidizer was added to the original design in 1994 based on recommendations of engineering consultants and DHEC. The thermal oxidizer's purpose is two-fold: to contain any air emissions and to supply heat for the thermal cracking process. Green Oasis has completed further development of the design of the system in the last six months and is working with a chemical engineering consulting firm to finish the design. Consequently, the Company has not yet completed all research for its Units, and, should it be more extensive than now believed, there can be no assurance that it will be able to successfully obtain the financing to complete the development.

     The Company has thus far been denied a final operating permit by DHEC. The present status of the permit is that a draft permit has been written, and the Company is allowed to operate the Unit for a 60-day period so that air emissions can be tested to determine that DHEC's standards for air emissions are being met. The Company initiated the 60-day period in mid-March 1997 and will shortly conduct the tests of the equipment. The Company believes that DHEC is requiring standards that exceed EPA regulations. The Company's management and legal counsel are continuing negotiations with DHEC to obtain the permit. Legal counsel expects a final permit to be issued but that it is possible that it will not be effective until September due to requirements for public comment periods and other complications in issuing the permit.

     The Company has settled all significant lawsuits against it. In smaller matters it has permitted judgments against it. Most of the judgments are by suppliers who have not been paid for their products and services. The Company has recorded liabilities for the amounts that it believes can settle those judgments and obligations. The Company is continuing to negotiate with creditors to settle their claims. In March 1997, two noteholders agreed to convert notes and accrued interest totaling $603,000 to 170,775 shares of common stock. Effective March 27, 1997, Green Oasis had obtained general liability and product liability insurance coverage to limits of $1,000,000.

     The above statements are based on current expectations. These statements are foward looking, and actual results may differ materially.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements, together with the report of the Company's independent auditors, are contained on pages F-1 through F-22.

ITEM 8.  CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None

                              PART III


ITEM 9.  DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT OF THE REGISTRANT

     The following table sets forth the names and ages of the directors and executive officers of Green Oasis as of December 31, 1996, and their principal occupations during the last five years.


Name              Age       Director Since       Position
----              ---       --------------       --------
William D.
Carraway          53        1991                 President, CEO
                                                 and Director

Mary Ann
Anderson
Carraway          49        1991                 Secretary and
                                                 Director


Larry S. King     51        1993                 Director


     William D. Carraway was elected Chief Executive Officer and a Director of Green Oasis, which he co-founded with his wife, Mary Ann Anderson Carraway, in 1991. He served as Secretary/Treasurer and a Director of Kelly Motors, Ltd. from June 1993 to February 1994. Mr. Carraway became a director of HTC Total Home Care, Inc. in October of 1996. Mr. Carraway received a B.S. in accounting from Mississippi State University and pursued graduate studies at the Emory University School of Business Administration in Atlanta, Georgia.

     In July 1995 Mr. Carraway, together with the Company, entered into a Consent Order with the Secretary of State of the State of South Carolina pursuant to which Mr. Carraway agreed personally, and on behalf of any organization controlled by him, not to issue any securities to persons in South Carolina until such securities are properly registered nor to permit any offers or sales of securities in South Carolina by means of any fraudulent sales practices.

     Mary Ann Anderson Carraway has served as a Director and Secretary of Green Oasis, which she co-founded with her husband, William D.
Carraway, since 1991.   Mrs. Carraway received a B.A. degree from
Memphis State University.

     Larry S. King was elected a Director of Green Oasis in July 1993. Since 1985, he has been the managing partner of the public accounting firm of L.S. King & Associates, P.C. (formerly Mordt, Davis & Company), in Atlanta, Georgia. Mr. King received a B.B.A. degree in 1968 from the University of Georgia.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to William D. Carraway as Green Oasis' Chief Executive Officer, the only executive officer whose total annual salary and bonus exceeded $100,000, during each of the past three fiscal years:

                     Summary Compensation Table

                                             Long Term Compensation
                                             ----------------------
                     Annual Compensation          Awards        Payouts
                     -------------------   -------------------- --------
 Name                             Other     Re-     Securities            All
  and                             Annual  stricted  Underlying           Other
Principal                         Compen-  Stock     Options/   LTIP     Compen-
Position     Year  Salary  Bonus  sation  Award(s)     SARs    Payouts   sation
--------     ----  ------  -----  ------- --------   --------  -------   -------
William D.
 Carraway,   1996 $   -(1) $ -  $ 4,000(2)$125,000    548,000     -         -
 President,  1995  150,000   -        -          -          -     -         -
 CEO and     1994  175,000   -   10,000(3)       -    100,000     -         -
 CFO
(1) See Options/SAR Grants in Last Fiscal Year.
(2) Represents compensation in the form of a company car valued at
    $4,000.
(3) Represents compensation in the form of a company car valued at
    $6,000 and health insurance valued at $4,000.


Options/SAR Grants in Last Fiscal Year

In lieu of the payment of the Chief Executive Officer's salary for the year ended December 31, 1996, the Company granted him a stock option for 448,000 shares exercisable at any time until August 14, 1999, at the stock's fair value on the date of the grant of $1.125. Also, stock options for 100,000 shares were granted to Mr. Carraway under the Company's 1994 Stock Employee Option Plan.


   (A)            (B)          (C)         (D)        (E)       (F)

               Number of   % of Total
              Securities    Options/
              Underlying  SARs Granted               Market
               Options/   to Employees Exercise or  Price on     Expira-
                SARs        in Fiscal  Base Price   Date of       tion
   Name       Granted(#)      Year       ($/SH)    Grant($/SH)    Date
----------   ------------  ---------- -----------  ----------- ----------
William D.
 Carraway,        448,000     78.18%    $ 1.125      $ 1.125   Aug. 14, 1999
 President,
 CEO and          100,000     17.45%    $ 1.125      $ 2.375   Sept. 10, 2002
 CFO


Fiscal Year-Ended Option Values

The following table shows, as to certain executive officers of the Company, information at December 31, 1996, concerning the number and value (aggregate fair market value less exercise price) of the stock options held by those persons. In the fiscal year ended December 31, 1996, no options were exercised by such persons.


                                                                                               Value of
                     Number of    Number of    Unexercised   Unexercised
                    Unexercised   Unexercised  Exercisable  Unexercisable
                    Exercisable  Unexercisable In-the-Money  In-the-Money
      Name            Options       Options      Options       Options
------------------- -----------  ------------- ------------  ----------
William D. Carraway,    508,000        140,000     $ 84,000    $ 19,000
 President, CEO, and
 CFO


Employment Agreements

  In 1990 Green Oasis entered into five-year letter agreements expiring on December 31, 1995, with Mr. and Mrs. Carraway providing for an annual base salary of the greater of 1% of Green Oasis' gross sales or for Mr. Carraway, an amount equal to $175,000 in 1994 and $200,000 in 1995 and for Mrs. Carraway, an amount equal to $96,000 in 1994 and $108,000 in 1995. In December 1995, the Company's Board of Directors extended the terms of the agreement for Mr. Carraway through 1996, setting the annual base salary at $144,000 or 2.5% of the Company's gross sales, whichever was greater. Mr. Carraway waived the payment of his salary for the fourth quarter of 1995 and for all of 1996. A new employment agreement with Mr. Carraway was approved by the Board of Directors in early January 1997; the agreement is for a term of three years from January 1, 1997, at an annual salary of $144,000.

Director Compensation

  Directors of Green Oasis receive no compensation for serving as Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The following table sets forth information, as of March 11, 1997, regarding the beneficial ownership of shares of Green Oasis common stock, par value $.01 per share ("Green Oasis Common") by (i) each person known by Green Oasis to own beneficially more than 5% of outstanding Green Oasis Common, (ii) each director of Green Oasis,
(iii) each executive officer of Green Oasis and (iv) all directors and officers of Green Oasis as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power.

                 Name and Address of                          Percent
Title of Class     Beneficial Owner      Amount and Nature    of Class
Common Stock     William D. Carraway            690,000 (2)     10.7%
                 President and Director (1)

Common Stock     Mary Ann Anderson            1,192,000 (3)     19.9%
                 Carraway
                 Secretary and Director (1)

                 Brian D. Carraway (1)          400,000          6.7%

                 Larry S. King                   40,000 (5)       *
                 Director (4)

                 LifeChoice                     320,000          5.4%
                 International, Inc. (6)

                 All current directors **     2,322,000          35.6%
                 and officers as a group
                 (3 persons)

_________________
*Less than 1%.
** Including the shares of Brian D. Carraway, son of William D.
   Carraway and Mary Ann Anderson Carraway.
(1) The address of the shareholder is c/o Green Oasis Environmental, Inc., 184 E. Bay Street, Suite 302, Charleston, South Carolina 29401.
(2) Includes 60,000 shares issuable upon exercise of an option granted by the Company in May 1994, and 448,00 shares issuable upon the exercise of an option granted by the Company in August 1996.
(3) Includes 15,000 shares issuable upon exercise of an option granted by the Company in May 1994, and 5,000 shares issuable upon exercise of an option granted by the Company in March of 1996.
(4) The address of Mr. King is 1868-A Independence Square, Atlanta,
    GA 30338.
(5) Includes 15,000 shares issuable upon exercise of an option granted by the Company in May 1994, and 5,000 shares issuable upon exercise of an option granted by the Company in March of 1996.
(6) The address of LifeChoice International, Inc. is c/o Morrison & Co., Suite 103, 10351 150th Street, Surrey B.C. V3R 4B1.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         William D. Carraway, a director and President, Chief Executive Officer of the Company, owns 100% of the common stock of Fueltech, a South Carolina company which previously was the exclusive distributor of the EnviroEconomics System and products in the states of Georgia, Virginia, South Carolina, and North Carolina. Mr. and Mrs. Carraway also both serve as directors of Fueltech. Fueltech relinquished its distribution rights in 1996. Green Oasis provided a credit facility for Fueltech in the amount of $150,000, payable at a floating rate of interest. This loan, which was overadvanced by $41,000, and which now has an outstanding principal balance of $117,000, is guaranteed by William D. Carraway. The credit facility was granted to Fueltech in order to provide Fueltech with a source of funds to operate the remaining Unit at the Fueltech facility for demonstration to prospective purchasers. However, the Unit has been moved from that site, and Fueltech currently has no plans to operate a Unit. Mr. Carraway, as guarantor, has made payments on the note and intends to pay the balance during 1997.

         Mr. Carraway borrowed $148,000 from the Company in 1994, repaying $125,000 of this amount. He also paid personally certain expenses of the Company for which he was owed $45,000 in reimbursement. In 1995, Mr. Carraway collected $7,000 of the amounts due him, and he purchased an automobile from the Company for its fair market value of $13,000. The net amount due to Mr. Carraway from the Company at December 31, 1995, was $2,000.

         The Company was holding a note in the amount of $500,000 from Mr. Carraway, delivered for the purchase of 1,000,000 shares of the Company's common stock, acquired through the exercise of a stock option granted in 1993. Mr. Carraway repaid $390,000 of this note in 1995 through the application of $245,000 in accrued salary and the payment of $145,000 in cash.

         In 1996, Mr. Carraway loaned the Company $142,000 to pay expenses and was repaid $46,000 of this amount. He also paid the balance of the note for the exercise of the 1993 stock option in the amount of $110,000. He purchased 80,000 shares of common stock in December of 1996 for $100,000 by applying a portion of the balance owed to him. The remainder of the amount of $24,000 due him was applied to the Fueltech credit facility balance.

                               PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

1. Financial Statements. The following Financial Statements of Green Oasis Environmental, Inc. are included in Part II, Item 7 of this
   Report:

                                                         Page

   Cover Page to Financial Statements                    F-1

   Index to Financial Statements                         F-2

   Independent Auditor's Report                          F-3

   Balance Sheet                                         F-4

   Statements of Operations                              F-5

   Statements of Changes in Stockholders'
    Equity (Deficiency)                                  F-6

   Statements of Cash Flows                              F-9

   Notes to Financial Statements                         F-11


2. Exhibits. The Exhibits listed on the accompanying Index to Exhibits following the financial statements are filed as part of, or incorporated by reference into, this Report.

    (b)  Reports on Form 8-K - None

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

(a) (1)  Annual Reports - None

     (2)  Proxy Soliciting Material - None

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            GREEN OASIS ENVIRONMENTAL, INC.

                            By  /s/ William D. Carraway
                               ------------------------
                            William D. Carraway
                            President, Chief Executive Officer,
                            and Director
                            (Principal Executive, Financial
                            and Accounting Officer)

                            March 31, 1997

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     Signature                  Title                    Date

/s/ William D. Carraway  President, Chief Executive   March 31, 1997
-----------------------  Officer, and Director
William D. Carraway      (Principal Executive,
                         Financial and Accounting
                         Officer)


/s/ Mary Ann Carraway    Secretary and Director       March 31, 1997
---------------------
Mary Ann Carraway

/s/ Larry S. King        Director                     March 31, 1997
---------------------
Larry S. King

                        GREEN OASIS ENVIRONMENTAL, INC.
                    (A Development Stage Enterprise)




                        FINANCIAL STATEMENTS AND
                      INDEPENDENT AUDITOR'S REPORT




                        AS OF DECEMBER 31, 1996,
          AND FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995,
                        AND FOR THE PERIOD FROM
       SEPTEMBER 24, 1991 (INCEPTION), THROUGH DECEMBER 31, 1996

                      INDEX TO FINANCIAL STATEMENTS

                                                                 Page

INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . .F-3

FINANCIAL STATEMENTS

  Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . .F-4

  Statements of Operations . . . . . . . . . . . . . . . . . . . .F-5

  Statements of Changes in
   Stockholders' Equity (Deficiency) . . . . . . . . . . . .F-6 - F-8

  Statements of Cash Flows . . . . . . . . . . . . . . . . F-9 - F-10

  Notes to Financial Statements. . . . . . . . . . . . . .F-11 - F-22

                    Independent Auditor's Report



To the Board of Directors and Stockholders of Green Oasis Environmental, Inc.


We have audited the accompanying balance sheet of Green Oasis Environmental, Inc. (a development stage enterprise) as of December 31, 1996, and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 1996 and 1995, and for the period from September 24, 1991 (inception), through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Oasis Environmental, Inc. (a development stage enterprise)as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, and for the period from September 24, 1991 (inception), through December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note K to the financial statements, the Company has suffered recurring losses from operations, has not fully completed research and development, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Chellis, Bryan & Associates, L.L.C.
Charleston, South Carolina
March 19, 1997

                      GREEN OASIS ENVIRONMENTAL, INC.
                      (A Development Stage Enterprise)
                               BALANCE SHEET
                             December 31, 1996


                  ASSETS
CURRENT ASSETS
  Cash                                          $   32,000
  Accounts receivable -
    related party (Note B)                          55,000
  Prepaid expenses                                  59,000
                                                ----------
    Total current assets                           146,000

PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION (Note C)                86,000

OTHER ASSETS
  Loans receivable - related party (Note B)        117,000
  Patent costs                                      51,000
  Deferred tax assets, net
   of valuation allowance (Note F)                       -
                                                ----------
    TOTAL ASSETS                                $  400,000
                                                ==========

       LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Notes payable (Note D)                        $  650,000
  Accounts payable                                 575,000
  Accrued interest                                  17,000
  Accrued payroll taxes                             71,000
  Due to stockholders (Note N)                       7,000
  Deposits received for
   distribution fees (Note H)                      100,000
  Deposits received for
   equipment sales (Note I)                         80,000
  Deposits for equipment
   from related party (Notes B and I)               63,000
                                                ----------
    Total current liabilities                    1,563,000
                                                ----------
LONG-TERM DEBT                                           -
                                                ----------
COMMITMENTS AND CONTINGENT
 LIABILITIES (Note N)                                    -
                                                ----------
REDEEMABLE PREFERRED STOCK (Note L)                 42,000
                                                ----------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Series A preferred stock (Note L)                  6,000
  Common stock, $.01 par value;
   20,000,000 shares authorized;
   5,966,026 shares issued and
   outstanding (Note L)                             60,000
  Additional paid-in capital                     4,433,000
  Deficit accumulated during
   the development stage                        (5,654,000)
  Receivables for stock issued                     (50,000)
                                               -----------
    Total stockholders' equity
     (deficiency)                               (1,205,000)
                                               -----------
    TOTAL LIABILITIES AND
     STOCKHOLDERS'EQUITY (DEFICIENCY)          $   400,000
                                               ===========

The accompanying notes are an integral part of these financial statements.

                               F-4

                         GREEN OASIS ENVIRONMENTAL, INC.
                         (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS





                                                            Period
                                                             from
                                                          September 24,
                                                             1991
                                                          (inception),
                              Years ended December 31,      through
                              --------------------------  December 31,
			                1996          1995	       1996
                              ------------  ------------  ------------
REVENUES
 Sales revenues
   (Notes B and I)            $     37,000  $  2,075,000  $  2,112,000
 Interest and other income               -        12,000        18,000
                              ------------  ------------  ------------
    TOTAL REVENUES                  37,000     2,087,000     2,130,000
                              ------------  ------------  ------------
COSTS AND EXPENSES
  Research and development         115,000       387,000     4,636,000
  General and administrative
   - legal and accounting          271,000       173,000     1,275,000
  General and administrative
   - other                         265,000        83,000       892,000
  Salaries and benefits                  -       223,000       807,000
  Operations and marketing          28,000       192,000       486,000
  Interest expense                  42,000        77,000       338,000
                              ------------  ------------  ------------
    TOTAL COSTS AND EXPENSES       721,000     1,135,000     8,434,000
                              ------------  ------------  ------------
  INCOME (LOSS) BEFORE INCOME
   TAXES (BENEFIT) AND
   EXTRAORDINARY GAIN             (684,000)      952,000    (6,304,000)

  INCOME TAXES (BENEFIT)(Note F)         -             -             -

  EXTRAORDINARY GAIN -
   Extinguishment of debt
    (Note J)                       287,000             -       666,000
                              ------------  ------------  ------------
    NET INCOME (LOSS)         $   (397,000) $    952,000  $ (5,638,000)
                              ============  ============  ============
  NET EARNINGS (LOSS) PER
   SHARE (Note L)
    PRIMARY EARNINGS (LOSS)
     PER COMMON SHARE
     Income (loss) before
      extraordinary gain      $      (0.12) $       0.18  $      (1.48)
     Extraordinary gain               0.05             -          0.15
                              ------------  ------------  ------------
      EARNINGS (LOSS) PER
	 COMMON SHARE           $      (0.07) $       0.18  $      (1.33)
                              ============  ============  ============
  WEIGHTED AVERAGE
   COMMON SHARES
   OUTSTANDING (Note L)          5,392,111     5,119,298     4,349,425
                              ============  ============  ============
 FULLY DILUTED EARNINGS
  (LOSS)PER COMMON SHARE
  Income (loss) before
   extraordinary gain         $      (0.12) $       0.18  $      (1.48)
  Extraordinary gain                  0.05             -          0.15
		                  ------------  ------------  ------------

    EARNINGS (LOSS) PER
    COMMON SHARE              $      (0.07) $       0.18  $      (1.33)
		                  ============  ============  ============

  WEIGHED AVERAGE
    COMMON SHARES
    OUTSTANDING (Note L)         5,392,111     5,399,523     4,349,425
                              ============  ============  ============

The accompanying notes are an integral part of these financial statements.

                                   F-5

                      GREEN OASIS ENVIRONMENTAL, INC.
                      (A Development Stage Enterprise)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
           SEPTEMBER 24, 1991 (INCEPTION), THROUGH DECEMBER 31, 1996
                                                      Deficit
                                                     accumu-
                                                     lated
              Series A                               during
             preferred                                the
                stock     Common stock   Additional  develop-
              -------- -----------------  paid-in    mental   Treasury
               Amount   Shares   Amount   capital    stage      stock
              -------- -------- -------- --------- ---------- --------
Balances at
 September 24,
 1991
(inception)   $      - $      - $      - $       - $        - $      -
October 22,
 1991,
 issuance
 of common
 stock for
 cash;               - 1,300,000   7,000    16,000          -        -
 issuance
 of common
 stock for
 financial
 services            -    20,000       -         -          -        -
December 18,
 1991,
 issuance
 of common
 stock for
 cash                -   410,600   2,000         -          -        -
Net loss
 for period          -         -       -         -    (20,000)       -
             ---------  -------- ------- ---------  ---------  -------
Balances at
 December 31,
 1991                - 1,730,600   9,000    16,000    (20,000)       -

February 29,
 1992,
 issuance of
 common stock
 for financial
 services            -    62,200       -         -          -        -
July 24, 1992,
 issuance of
 common stock
 for cash            -   320,000   2,000         -          -        -
August 28,
 1992,
 warrants
 exercised;          -   320,000   2,000         -          -        -
 issuance
 of common
 stock for
 cash                -    33,800       -         -          -        -
October 4,
 1992,
 issuance
 of common
 stock for
 research
 and
 development
 costs and
 financial
 services            -   127,000       -    31,000          -        -
Issue costs          -         -       -    (9,000)         -        -
Net loss
 for year            -         -       -         -   (505,000)       -
             --------- --------- ------- --------- ----------  -------
Balances at
 December 31,
 1992                - 2,593,600  13,000    38,000   (525,000)       -

March 30,
 1993,
 issuance
 of common
 stock for
 financial
 services            -     3,200       -     2,000          -        -
May 28,
 1993,
 issuance
 of common
 stock for
 conversion;         -     4,000       -     5,000          -        -
 issuance
 of common
 stock for
 financial
 and other
 services            -    47,000       -    59,000          -        -
June 4,
 1993,
 exercise
 of stock
 option              - 1,000,000   5,000   495,000          -        -
August 20,
 1993,
 issuance
 of common
 stock
 donated by
 stockholder
 for
 financial
 services            -         -       -    33,000          -        -
September 15,
 1993,
 issuance
 of common
 stock
 donated by
 stockholder
 for
 loan costs
 and
 financial
 services            -         -       -    42,000          -        -
November 9,
 1993,
 purchase
 of 30,000
 shares of
 treasury
 stock               -         -       -         -          -  (24,000)
November 18,
 1993,
 issuance
 of common
 stock for
 cash;               -    30,000       -    45,000          -        -
 issuance
 of common
 stock for
 financial
 services            -    17,200       -    26,000          -        -
Net loss
 for year            -         -       -         - (2,218,000)       -
              -------- --------- ------- --------- ---------- --------
Balances at
 December
 31, 1993,
 prior to
 amounts
 subject to
 rescission
 offer               - 3,695,000  18,000   745,000 (2,743,000) (24,000)

Less amounts
 subject to
 rescission
 offer               -         - (18,000) (745,000)         -        -
              -------- --------- ------- --------- ---------- --------
Balances at
 December 31,
 1993                - 3,695,000       -         - (2,743,000) (24,000)
              -------- --------- ------- --------- ---------- --------


                                GREEN OASIS ENVIRONMENTAL, INC.
                               (A Development Stage Enterprise)
                              STATEMENTS OF CHANGES IN STOCKHOLDERS'
                                 EQUITY (DEFICIENCY) (CONTINUED)
                   SEPTEMBER 24, 1991 (INCEPTION), THROUGH DECEMBER 31, 1996
		                                           Deficit
     						  	             accumu-
                                                       lated
             Series A                                  during
            preferred                                   the
              stock       Common stock   Additional   develop-
            --------- ------------------- paid-in       ment   Treasury
              Amount   Shares    Amount   capital      stage    stock
            --------- --------- --------- -------- ----------- --------
Balances
 at
 December
 31, 1993   $       - 3,695,000 $      -  $      - $(2,743,000)$(24,000)
April 6,
 1994,
 issuance
 of common
 stock for
 cash               -    20,000        -    50,000           -        -
June 30,
 1994,
 retirement
 of
 treasury
 stock              -   (30,000)       -    (8,000)    (16,000)  24,000
August 23,
 1994,
 issuance
 of common
 stock for
 cash;              -    24,400        -    61,000           -        -
 issuance
 of common
 stock for
 legal
 services;          -     5,000        -    12,000           -        -
 issuance
 of common
 stock for
 marketing
 services           -    10,000        -    25,000           -        -
September 23,
 1994,
 issuance
 of common
 stock for
 cash               -    20,400    1,000    50,000           -        -
October 7,
 1994,
 issuance
 of common
 stock
 pursuant
 to
 agreement          -    20,000        -         -           -        -
October 25,
 1994,
 sale of
 common
 stock
 reacquired
 from
 Woodlands
 Partners;          -         -        -   200,000           -        -
 issuance
 of common
 stock for
 cash;              -     1,975        -     8,000           -        -
 conversion
 of debt
 to common
 stock              -     7,000        -    32,000           -        -
October 31,
 1994,
 conversion
 of
 debentures
 to
 common stock       -   408,624    4,000   642,000           -        -
December 7,
 1994,
 conversion
 of
 Series A
 promissory
 notes
 to common
 stock              -    92,400    1,000   104,000           -        -
December 20,
 1994,
 issuance
 of common
 stock for
 cash               -     1,250        -     5,000           -        -
December 22,
 1994,
 issuance
 of common
 stock for
 cash;              -     6,250        -    25,000           -        -
 rejection
 of
 rescission
 offer
 by all
 except
 holders
 of 20,000
 shares;            -         -   18,000   720,000           -        -
 issuance
 of 104,900
 shares of
 Series A
 preferred;   105,000         -        -         -           -        -
 acceptance
 of
 rescission
 offer by
 holder
 of 2,000
 shares of
 Series A
 preferred     (2,000)        -        -         -           -        -
December 31,
 1994,
 conversion
 of 9%
 cumulative
 convertible
 preferred
 stock
 to common
 stock;             -   760,440    8,000   943,000           -        -
 transfer
 of issue
 costs from
 preferred
 stock;             -         -        -   (41,000)          -        -
 conversion
 of
 Series A
 preferred
 stock to
 common
 stock        (83,000)   33,360        -    83,000           -        -
Net loss
 for year           -         -        -         -  (3,450,000)       -
            --------- --------- -------- --------- ----------- --------
Balances at
 December 31,
 1994          20,000 5,076,099   32,000 2,911,000  (6,209,000)       -
            --------- --------- -------- --------- ----------- --------


                                    GREEN OASIS ENVIRONMENTAL, INC.
                                   (A Development Stage Enterprise)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS'
                                    EQUITY (DEFICIENCY) (CONTINUED)
                       SEPTEMBER 24, 1991 (INCEPTION), THROUGH DECEMBER 31, 1996


                                                     Deficit
                                                     accumu-
                                                     lated
           Series A                                  during
          preferred                                    the
            stock      Common stock    Additional    develop-
         --------- -------------------  paid-in       ment     Treasury
           Amount    Shares    Amount   capital      stage      stock
         --------- --------- --------- ---------- ------------ -----------
Balances
 at
 December
 31, 1994 $ 20,000 5,076,099 $  32,000 $2,911,000 $(6,209,000) $      -
January 2,
 1995,
 issuance
 of common
 stock for
 cash            -     4,500         -     13,000           -         -
January 23,
 1995,
 conversion
 of
 debenture
 to common
 stock           -    11,424         -     14,000           -         -
February 2,
 1995,
 issuance
 of
 common
 stock
 pursuant
 to
 agreement       -    15,000         -          -           -         -
February 13,
 1995,
 issuance
 of common
 stock for
 services        -     3,000         -      8,000           -         -
February 20,
 1995,
 issuance
 of common
 stock for
 services        -     3,000         -      6,000           -         -
March 6,
 1995,
 conversion
 of
 debenture
 to common
 stock           -     2,900         -      4,000           -         -
March 20,
 1995,
 conversion
 of
 debenture
 to common
 stock           -     4,000         -      5,000           -         -
December 1,
 1995,
 issuance
 of common
 stock for
 sales
 commissions     -    41,250     1,000    164,000           -         -
December 31,
 1995,
 conversion
 of Series
 A preferred
 stock to
 common
 stock     (14,000)    5,600         -     14,000           -         -
December 31,
 1995,
 adjustment
 for par
 value of
 common
 stock           -         -    19,000    (19,000)          -         -
Net income
 for year        -         -         -          -     952,000         -
          -------- --------- --------- ---------- ----------- ---------
Balances
 at
 December
 31, 1995    6,000 5,166,773    52,000  3,120,000  (5,257,000)        -
          -------- --------- --------- ---------- ----------- ---------
January 31,
 1996,
 issuance
 of common
 stock for
 services        -     2,000         -      6,000           -         -
March 15,
 1996,
 issuance
 of common
 stock for
 services        -    25,000         -     76,000           -         -
June 27,
 1996,
 issuance
 of common
 stock for
 services
 and in
 exchange
 for
 debt            -   276,576     3,000    529,000           -         -
August 17,
 1996,
 issuance
 of common
 stock for
 services
 and
 conversion
 of
 debt            -    93,417     1,000    116,000           -         -
August 21,
 1996,
 issuance
 of common
 stock for
 services,
 conversion
 of
 debenture       -    48,260         -     60,000           -         -
December 6,
 1996,
 issuance
 of common
 stock for
 conversion
 of debt         -    50,000     1,000    124,000           -         -
December 23,
 1996,
 issuance
 of common
 stock for
 cash and
 services        -   304,000     3,000    377,000           -         -
December 31,
 1996,
 rejection
 of
 rescission
 offer
 by holders
 of 20,000
 shares of
 common
 stock           -         -         -     25,000           -         -
Net loss
 for year        -         -         -          -    (397,000)        -
          -------- --------- --------- ---------- ----------- ---------
Balances
 at
 December
 31,1996  $  6,000 5,966,026 $  60,000 $4,433,000 $(5,654,000)$       -
          ======== ========= ========= ========== =========== =========

The accompanying notes are an integral part of these financial statements.

                                              F-8

                      GREEN OASIS ENVIRONMENTAL, INC.
                      (A Development Stage Enterprise)
                        STATEMENTS  OF  CASH  FLOWS
                                                           Period
                                                            from
                                                         September 24,
                                                            1991
                                       Years ended       (inception),
                                       December 31,        through
                                  ---------------------  December 31,
                           	        1996      1995        1996
                                  ----------  ---------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income (loss)               $ (397,000) $ 952,000  $ (5,638,000)
  Adjustments to reconcile
   net income (loss) to
   net cash used in operating
   activities
    Depreciation                       6,000     14,000        69,000
    Amortization of loan costs             -          -        21,000
    Gain from restructuring debt    (287,000)         -      (287,000)
    Provision for uncollectible
     accounts                              -          -        15,000
    (Gain) loss on disposal of
     property                              -     19,000        19,000
    Common stock issued for
     services                        332,000    179,000       692,000
    Cancellation of indebtedness           -          -      (280,000)
    Conversion of accrued
     interest on debt to
     common stock                          -          -        51,000
    Issuance of debentures
     for marketing services                -          -        22,000
    Payment of loan in exchange
     for marketing services                -          -         7,000
  Decrease (increase) in assets
    Receivable from related party    (55,000)         -       (55,000)
    Prepaid expenses                 (59,000)         -       (59,000)
    Deposits paid                     (2,000)         -        (2,000)
  Increase (decrease) in
    liabilities
    Accounts payable                 165,000    178,000     1,606,000
    Accrued expenses                 (75,000)    46,000        98,000
    Deposits on equipment             63,000 (1,900,000)      143,000
                                   ---------  ---------  ------------
  Net cash used in operating
    activities                      (309,000)  (512,000)   (3,578,000)
                                   ---------  ---------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and
   equipment                         (37,000)         -      (220,000)
  Proceeds of sale of property
   and equipment                           -     53,000        62,000
  Loans to related parties                 -          -      (336,000)
  Collection of loans to
   related parties                    24,000     53,000       259,000
  Patent costs                        (4,000)    (5,000)      (51,000)
  Loans granted to distributors            -          -        (7,000)
  Initial payments received
   for distribution rights                 -          -       198,000

  Net cash provided by (used in)
   investing activities              (17,000)   101,000       (95,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of convertible
   debt securities                         -          -       565,000
  Proceeds of common stock
   issues                            380,000    408,000     1,256,000
  Proceeds of preferred
   stock issues                            -          -     1,024,000
  Proceeds of loans from
   stockholders                            -     35,000       561,000
  Issue costs                              -          -       (21,000)
  Purchase of treasury
   stock                                   -          -       (24,000)
  Payments of loans from
   stockholders                      (27,000)   (33,000)     (122,000)
  Proceeds of notes                        -     20,000       520,000
  Proceeds of Series A
   notes                                   -          -       105,000
  Increase (decrease)
   in bank overdraft                       -     (7,000)            -
  Payments of notes and
   debentures                              -     (5,000)     (155,000)
  Payments of capital
   leases                                  -     (2,000)       (4,000)
                                  ----------  ---------  ------------
  Net cash provided by
   financing activities              353,000    416,000     3,705,000
                                  ----------  ---------  ------------
  Net increase in cash                27,000      5,000        32,000

  Cash and cash
   equivalents at
   beginning of period                 5,000          -             -
                                  ----------  ---------  ------------
  Cash and cash
   equivalents at
   end of period                  $   32,000  $   5,000  $     32,000
                                  ==========  =========  ============

                                 F-9

                       GREEN OASIS ENVIRONMENTAL, INC.
                       (A Development Stage Enterprise)
                    STATEMENTS  OF  CASH  FLOWS  (CONTINUED)

                                                          Period
                                                           from
                                                        September 24,
                                                           1991
                                   Years ended          (inception)
                                   December 31,            through
                              ----------------------    December 31,
                                 1996       1995           1996
                              ----------  ----------  ---------------
SUPPLEMENTAL DISCLOSURES
 OF NONCASH INVESTING
 AND FINANCING ACTIVITIES

  Common stock issued
   for services rendered,
   preferred stock conversion,
   debt conversion, and
   loan costs                 $1,026,000  $  216,000  $     3,295,000
                              ==========  ==========  ===============
  Capital lease obligations
   incurred to purchase
   equipment                  $        -  $        -  $        12,000
                              ==========  ==========  ===============
  Deposit converted to
   preferred stock            $        -  $        -  $        80,000
                              ==========  ==========  ===============
  Debt issued for equipment
   and services and loans
   collected or exchanged
   for services               $        -  $        -  $        56,000
                              ==========  ==========  ===============
  Provision for repurchase
   of stock from stockholders
   who accepted rescission
   offer                      $  (50,000) $        -  $         7,000
                              ==========  ==========  ===============


  No interest nor income taxes were paid in any period.






















The accompanying notes are an integral part of these financial statements.

                                  F-10

                   GREEN OASIS ENVIRONMENTAL, INC.
                  (A Development Stage Enterprise)
                    NOTES TO FINANCIAL STATEMENTS


A.SIGNIFICANT ACCOUNTING POLICIES

  Organization. Green Oasis Environmental, Inc. (the Company) is a development stage enterprise which was formed to investigate, develop, produce, market, distribute, and operate waste oil conversion equipment. The Company was organized in 1991 as a Florida corporation, and its activities are directed toward developing and producing equipment to convert waste oil to diesel fuel as well as marketing, distribution, and operation of the products. The Company's facilities are located in Charleston, South Carolina. The intended market for the Company's products is worldwide.

  Cash equivalents. For the purposes of the cash flows statements, all highly liquid financial instruments with a maturity of three months or less when purchased are considered to be cash equivalents.

  Inventories. Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Market is defined as estimated selling price less the cost to complete and dispose of the inventory.

  Property and equipment. Property and equipment are stated at cost. Additions,renewals, and betterments are capitalized whereas expenditures for maintenance and repairs are charged to expense. Property under capital leases is amortized over the lease term. The cost and related accumulated depreciation of assets sold or retired are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is reflected in income. Depreciation is calculated using the straight-line method.

  Patent costs. Patent costs include legal fees incurred in connection with patent applications. The costs will be amortized over the useful life of the patents or expensed if any specific application is unsuccessful.

  Warranty costs. The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year.

  Convertible debt. Proceeds from the issuance of convertible debt are recorded as liabilities; no portion of the proceeds is considered attributable to the conversion feature.

  Deferred income taxes. Deferred income taxes are provided for timing differences between financial accounting and tax income and the future tax benefit of net operating losses under the Statement of Accounting Standards No. 109, Accounting for Income Taxes.

  Revenue recognition. Revenue from the sale of equipment is recognized when the terms of the sales agreements are completed. Advance payments on equipment orders are recorded as deposits under current liabilities until the sales are consummated. Receipts from distribution agreements are recorded as deposits until such a time as substantial operations and distribution begin.

                   GREEN OASIS ENVIRONMENTAL, INC.
                  (A Development Stage Enterprise)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)


A.SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Research and development. The costs of developing new products and processes and making significant improvements to existing products are expensed as incurred. Until products are successfully completed and installed commercially, costs of production and installation are expensed as research and development.

  Nonmonetary transactions. Common stock issued in exchange for services rendered is recorded at the fair value of the services received or the fair value of the stock, whichever is more clearly evident.

  Accounting estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassification. Certain previously reported amounts have been reclassified to conform with the current period presentation.

B.RELATED PARTY TRANSACTIONS

  During 1995 and 1996, the Chief Executive Officer (CEO) loaned funds to the Company for working capital. The amounts loaned in 1995 were a total of $293,000 of which $147,000 was repaid in cash or in kind; $390,000, including accrued salary of $246,000, was applied to the $500,000 receivable for the exercise of a 1993 stock option in the amount of $500,000. Balances of $2,000 owed to the CEO and $110,000 note receivable remained as of December 31, 1995. During 1996, the CEO loaned the Company $252,000 and was repaid $45,000. He paid the $110,000 balance of the note receivable for the stock purchase in full, and used $100,000 to purchase 80,000 shares of common stock.
  A liability to a former stockholder was removed in the amount of $25,000; most of this amount was applied to the FuelTech, Inc. (Fueltech) note. There is no amount due from or to the CEO as of December 31, 1996.

  In 1994, the Company granted a credit facility to Fueltech in an amount not to exceed $150,000; Fueltech is owned by the officers of the Company and had agreed to purchase rights to distribute the Company's products. The purpose of the credit facility is to provide necessary funds for site preparation, including installation of tanks and pumps and other necessary mechanical and electrical work at the affiliate's location. The loan bears interest at 8% per annum; however, no interest has been recorded from the note. Advances of $41,000 over the maximum amount had been made in 1994. Totals of $50,000 were collected in 1995 and $24,000 in 1996, and the balance due as of December 31, 1996, is $117,000. The loan has been personally guaranteed by the CEO of the Company, who has paid all the note payments to date.

                   GREEN OASIS ENVIRONMENTAL, INC.
                  (A Development Stage Enterprise)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)


B.RELATED PARTY TRANSACTIONS (CONTINUED)

  Investment in Limited Partnership. The Company became the general partner in a South Carolina limited partnership known as GOE Plant Partnership I, L.P. (the Partnership) which was formed on June 28, 1996. The purpose of the Partnership is to purchase and operate the Company's distillation processing equipment which was built as the prototype in 1993 and has been upgraded to a Model 400
  (the Unit). The Company plans to sell the Unit to the Partnership as soon as the Partnership is able to sell limited partnership interests to raise the approximately $1,200,000 purchase price. Though much of the cost of producing the Unit has already been expensed as research and development costs, certain improvements are not complete, and the Company expects to incur additional costs for the thermal oxidizer and other items prior to the completion of the sale to the Partnership. Also, the South Carolina Department of Health and Environmental Control ("DHEC") must approve the installation and operation of the distillation plant. The Partnership will sublease space from the Company on which to locate and operate the plant.

  The Company's duties as general partner are to operate and maintain the distillation plant and to perform all duties of general management. The Company will receive 10% of the net income from the Partnership while the limited partners will receive a 90% allocation of net income. The Partnership has paid $37,000 for the purchase of storage tanks under the sales contract during 1996 and has paid the Company $10,000 as a deposit. A receivable in the amount of $55,000 has been recorded from the Partnership as of December 31, 1996, and a corresponding $63,000 has been recorded as a deposit for equipment in accordance with the sales agreement.

  The Company will provide warrants at no additional cost to the purchasers of the limited partnership interests. The warrants may be exercised to purchase up to 15,000 shares of the Company's common stock and are exercisable for 180 days at a price of $3.00 per share. The Company will assign no value to the warrants when they are issued, and no warrants have been issued.

C.PROPERTY AND EQUIPMENT

  Property and equipment consist of the following as of December 31, 1996:

                                 Useful
                                  Life
          Description           In Years          Amount
    Equipment and computers        5          $    64,000
    Vehicle                        5               35,000
    Furniture and fixtures       5 - 7              9,000
                                              -----------
      Total cost                                  108,000
      Accumulated depreciation                    (22,000)
                                              -----------
      Property and equipment, net             $    86,000
                                              ===========

  Depreciation expense is $6,000 in 1996 and $14,000 in 1995.
  Depreciation expense was not recorded after March 31, 1995, on idle equipment and machinery.

                   GREEN OASIS ENVIRONMENTAL, INC.
                  (A Development Stage Enterprise)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)


D.NOTES PAYABLE

  On April 28, 1994, the Company borrowed $500,000 at 10% interest with a due date of June 10, 1995. The Company granted a security interest in its inventory and accounts receivable as collateral. Upon default on the note, the noteholder has an option agreement which grants the noteholder the right to convert the principal and interest amount to shares of common stock at $2.50 per share. The option agreement expires one year from the date of default on the note. The Company defaulted on the note during 1995. During 1996 the noteholder converted $375,000 of principal to 150,000 shares of common stock and agreed to convert the remaining balance along with $120,000 in accrued interest to a three-year note payable in monthly installments. No payments were made toward the installment agreement, and the full balance is reported as a current liability as of December 31, 1996. The Company has extended the time for conversion of the debt to common stock.

  In August of 1995, the Company together with its Chief Executive Officer borrowed $20,000 from some stockholders on a demand basis at a 10% interest rate. The proceeds were paid to the Company. The Chief Executive Officer agreed to transfer common shares owned by him to the noteholders in the amount of one share for each $1 of principal and interest upon request of the noteholders. During 1996 the Company issued 24,000 shares of common stock to satisfy the debt and accrued interest thereon.

  Certain of the Company's creditors holding debt aggregating $405,000 accepted offers from the Company to accept noninterest-bearing notes payable in 36 equal monthly installments beginning on September 30, 1996, in exchange for amounts owed by the Company. The Company executed the notes but has made no payments on the notes. Thus, the notes are in default and, according to their terms, have become immediately due and payable.


E.ISSUANCE OF COMMON STOCK

  Debt Restructuring. During 1996, the Company negotiated with several of its creditors who were owed trade payables and legal fees. The Company and the creditors agreed upon a conversion price of $2.50 to $3.15 per share and converted $496,000 in accounts payable to common stock. The stock values agreed upon were the approximate average of the market prices at the time of the agreements. Upon the issuance of the stock certificates the market price of the stock had fallen. Thus, at the time of consummation the Company recognized an extraordinary gain on the restructuring of the debt. Certain of the agreements contained provisions for the issuance of additional shares of stock if market prices fall below a floor amount for a three-month period of time.

  Prepaid Expenses. The Company recorded $75,000 from the issuance of common stock in prepaid consulting services in March 1996, of which $60,000 has been amortized as general and administrative expense.
  In addition, the Company has recorded prepaid engineering fees of $63,000 related to the issuance of common stock in exchange for services to be provided by an engineering firm of which $26,000 had been expensed at year end. The Company also recorded $7,000 in prepaid legal fees as of December 31, 1996.

                  GREEN OASIS ENVIRONMENTAL, INC.
                  (A Development Stage Enterprise)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)


E.ISSUANCE OF COMMON STOCK (CONTINUED)

  Settlement of Lawsuit. The Company settled a lawsuit for approximately $16,000 by issuing 7,500 shares of its common stock in full settlement of all claims of the petitioner.

  Sale of Common Stock. Under a Private Placement Memorandum prepared and distributed by the Company in December 1996, 304,000 shares of common stock were sold at $1.25 per share. Proceeds of the sale included $100,000 from the CEO; $60,000 was in exchange for legal services.

  Warrants. The Board of Directors has authorized the issuance of warrants having a term of two years for the purchase of 250,000 shares at the price of $1.375 per share to a consultant for services rendered to the Company. None of the warrants had been issued or exercised as of December 31, 1996.


F.INCOME TAXES

  Deferred tax assets at December 31, 1996, are approximately $1,232,000 using the current federal and state rates to calculate the tax. Because the Company is in the development stage and has no cumulative earnings, the criteria for recording deferred tax assets are not met. Valuation allowances of like amounts have reduced the deferred tax assets to zero.

  The Company has tax loss carryforwards to offset all of its taxable income to date; therefore, no provision for federal or state income taxes has been made. The deficit accumulated during the development stage is generally available to offset future taxable income.
  Timing differences related to collection of distributor fees, equipment deposits, and allowance for uncollectible accounts result in a net operating loss carryforward of approximately $3,330,000 which will expire in the years 2007 to 2011.


G.LEASE OBLIGATIONS

  On January 4, 1996, the Company entered into a lease agreement for office space in Charleston, South Carolina. The lease term is for one year through January 1997 at $1,000 per month; the lease was renewed in January 1997 for three years with the same terms.

  On April 15, 1996, the Company leased land for an assembly, storage, and processing facility from Allied Terminals, Inc. in Charleston, South Carolina. The lease is for an area of two acres for ten years. The annual rent is $24,000 beginning six months from the date of signing. Rent increases are based on the consumer price index each year. A lease fee of $6,000 was paid upon signing the lease, and no additional rents were due for the first six months.

                   GREEN OASIS ENVIRONMENTAL, INC.
                  (A Development Stage Enterprise)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)


G.LEASE OBLIGATIONS (CONTINUED)

  Following is a schedule of future minimum lease payments required under noncancellable operating leases having remaining terms in excess of one year.

   Year ending December 31,                       Amount
   -------------------------                     ---------

            1997                                 $  40,000
            1998                                    40,000
            1999                                    41,000
            2000                                    27,000
     2001 and thereafter                           155,000
                                                 ---------
                                                 $ 303,000
                                                 =========

H.DISTRIBUTION AGREEMENTS

  The Company has entered into agreements to sell the distribution rights for specific states in the United States. The agreements grant to the distributors exclusive rights to sell the Company's products to customers in their territories. However, the collectibility of the distribution fees as provided by the agreements is contingent upon developing the product to meet design specifications and regulatory requirements. Consequently, the fees receivable under the agreements are not recorded as assets, and monies collected to date of $100,000 have been recorded as current liabilities as of December 31, 1996.

I.DEPOSITS RECEIVED FOR EQUIPMENT SALES AND REVENUE RECOGNITION

  Deposits in the amount of $1,980,000 were received from customers during 1994. Substantially all of these deposits were from two customers who ordered three units of waste oil conversion equipment. The three units had been shipped as of December 31, 1994. One of the units was undergoing further development and testing at year end; the other two were in transit to their destinations in Europe. Installation and acceptance by the customers were a condition of the sales agreements. Because research and development were ongoing at December 31, 1994, all the costs associated with producing these units were expensed as incurred.

  During 1995, two of the three units arrived at their designated site in Bulgaria. The Company's personnel were sent to Bulgaria to install the units at the site. However, the customer did not provide environmental safety assurances about the site where the units were to be installed, nor did the customer provide other necessary support and management assistance to complete the installation of the unit.

                  GREEN OASIS ENVIRONMENTAL, INC.
                  (A Development Stage Enterprise)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)


I.DEPOSITS RECEIVED FOR EQUIPMENT SALES AND REVENUE RECOGNITION
  (CONTINUED)

  The Company's position on the recognition of revenue is that its obligations under the sales contract were completed, and the $1,555,000 paid by the customer should be recognized as revenue in 1995. The Company believes that it has fulfilled its obligations to construct, ship, and deliver the two units, and that circumstances beyond its control prevented the installation, and that it has no further obligations to the customer to complete the installation (Note N).

  Also in 1995, the Company recognized as revenue $525,000 deposited during 1994 by the customer who purchased the third waste oil conversion unit manufactured by the Company. Although installation was not completed, the Company received a notice from the customer that it had decided to proceed with installation and testing of the equipment without further assistance of the Company. The customer hired an engineering consulting firm and disassembled the unit. The Company believes that its obligations under its sales contracts were terminated when the customer undertook installation and testing without further assistance from the Company and dismantled the equipment. The Company also believes that the customer has terminated any warranty rights it may have held because of the dismantling process (Note N).

  During 1995, $75,000 in deposits for equipment sales were received from two additional customers. Both customers have filed lawsuits seeking return of their deposits (Note N). Deposits were recorded in 1996 from the Partnership in the amount of $63,000. The liability recorded as of December 31, 1996, for deposits for equipment sales is $143,000.

J.EXTRAORDINARY GAIN

  A gain in the amount of $287,000 was recognized during 1996 from the restructing of debt. On June 27, 1996, 176,576 shares of common stock were issued to settle $549,000 in trade payables, professional fees, and a lawsuit. On August 21, 1996, trade payables in the amount of $40,000 were settled by issuing 15,917 shares of common stock. The difference between the negotiated settlements and the stock values on the dates of the transfers of the equity interests to the creditors is the amount recorded as gain. No tax effect was recorded because the Company has tax loss carryforwards which offset the impact of the gains.

K.UNCERTAINTY - GOING CONCERN

  The Company's continued existence is dependent upon its ability to complete development of its products to meet design specifications and regulatory requirements as well as to continue production. Without fully operational products, adequate working capital, and regulatory approvals, there is substantial doubt about the Company's ability to continue as a going concern.

                  GREEN OASIS ENVIRONMENTAL, INC.
                  (A Development Stage Enterprise)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)


K.UNCERTAINTY - GOING CONCERN (CONTINUED)

  Management continues to modify and develop its products and to pursue regulatory approval. However, there is no exact date determinable when either will be achieved.

L.CAPITAL STOCK AND NET EARNINGS (LOSS) PER COMMON SHARE

  Authorized capital stock consists of 25,000,000 shares designated as 20,000,000 shares of $.01 par value common stock and 5,000,000 shares of $1 par value preferred stock.

  Redeemable preferred stock is 9% cumulative with no voting rights. It is redeemable at $1.01 per share in 1997 and at par of $1.00 thereafter. The stock must be redeemed during the next ten years. Series A preferred stock is 9% cumulative and redeemable with no voting rights. Dividends are payable semi-annually in June and December. To date no dividends have been paid to preferred stockholders, and cumulative preferred dividends are $143,000 at December 31, 1995, and $148,000 at December 31, 1996.

  Earnings or loss per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during each period. In accordance with a Staff Accounting Bulletin of the Securities and Exchange Commission, the weighted average shares for the period since inception includes all shares issued twelve months prior to the November 1993 initial public offering as outstanding since inception if the sales price of the stock or the exercise of the options was less than the proposed initial offering price.

  The computations of fully diluted net loss for the year ended December 31, 1996, and for the period from inception through December 31, 1996, are antidilutive; therefore, the amounts presented for primary and fully diluted loss are the same. Net loss per common share was determined by dividing net loss, as adjusted, by applicable shares outstanding. The net loss was adjusted by the aggregate amount of dividends on the Company's preferred stock.

  For the year ended December 31, 1995, primary earnings per common share are computed by dividing net income less preferred dividends by the weighted average number of common shares outstanding during the period. On a fully diluted basis, both net earnings and shares outstanding are adjusted to assume the exercise of stock options and the conversion of convertible preferred stock and convertible debt.

M.STOCK OPTION PLANS

  In May of 1994, the Board of Directors adopted two nonqualified stock option plans, one for key employees and one for directors. Common stock in the amount of 300,000 and 200,000 shares, respectively, has been reserved for issuance under the plans. Separate committees appointed by the Board are authorized to administer the plans.

                   GREEN OASIS ENVIRONMENTAL, INC.
                  (A Development Stage Enterprise)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)


M.STOCK OPTION PLANS (CONTINUED)

  As of December 31, 1994, stock options had been granted to key employees for 125,000 shares of stock at a price of $2.50 per share. Stock options to directors in the amount of 25,000 shares at $2.50 per share had also been granted. The option terms are for five years until May 10, 2000; the options are exercisable as follows:
  20% on the first anniversary of the date the option is granted, and 20% on each of the following anniversaries for four subsequent years. An option which is exercisable in a year that is not exercised may be exercised in a subsequent year during the period ending August 30, 2000. Payments in cash at the time of the exercise of the options are required.

  In addition, in 1996 the Company granted stock options for 125,000 shares to employees under its Employee Stock Option Plan and 100,000 shares to directors under its Director Stock Option Plan. These options are exercisable at the fair value on the date of the grant, or $1.125 per share. The stock options are subject to all the terms and conditions set forth in the Plans, and the terms are for five years until September 9, 2002.

  The Company has granted a stock option to its CEO as compensation for waiving payment of his salary for the last quarter of 1995 and all of 1996. The option grants the right to purchase up to 448,000 shares of common stock at $1.125 until the earlier of August 14, 1999, or the date of termination of employment. The fair value of $1.125 per share on the date of the agreement is the exercise price.

  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. This statement defines a fair value based method of accounting for employee stock option or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures on net income and earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion 25. The Company does not currently expect to adopt the accounting prescribed in SFAS 123 but will include the disclosures required by SFAS 123 in its financial statements.

  Stock options granted in 1996 do not require the recording of compensation expense under SFAS 123 using the Black-Scholes option-pricing model and assuming that the options are exercised in one to six years, the risk free rate is 6.7%, and no future dividends are paid. Thus, pro forma disclosures of net loss and earnings (loss) per share are not required for the year ended December 31, 1996.

                   GREEN OASIS ENVIRONMENTAL, INC.
                  (A Development Stage Enterprise)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)


N.COMMITMENTS AND CONTINGENT LIABILITIES

  At the end of March 1995, the Company ceased its research and development activities and dismissed its production employees due to the lack of money to continue its operations. The plant reopened in late 1996 and is reconstructing and developing improvements to its prototype unit.

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

  In connection with a rescission offer that the Company extended to its stockholders during 1994, approximately $7,000, plus accrued interest at 12% from the date of purchase of the stock, is due to two preferred stockholders. The Company has recorded liabilities
  in the amounts that are necessary to settle the claims.   In
  connection with the sale of unregistered securities, the South Carolina Secretary of State and the Company executed a Consent Order on July 25, 1995, in which the Company agreed to discontinue issuing, offering, and selling securities in South Carolina until such securities are registered and also to make a good faith effort to honor the rescission offer made to the South Carolina investors.

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

                   GREEN OASIS ENVIRONMENTAL, INC.
                  (A Development Stage Enterprise)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)


N.COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

  A 60-day period of operation for the purpose of testing air emissions to meet DHEC's standards began in mid-March 1997. If air quality standards are met, a public notice period will be required, and a final permit could be issued in 45 days. If DHEC's standards are not met, the Company will be required to either further modify the Unit or to resubmit an application for a draft permit and justify lower standards.

  On July 19, 1995, a lawsuit was filed by LifeChoice International, SA, a Greek company, which purchased two units of waste oil conversion equipment manufactured by the Company. The suit alleged breach of contract arising from the sale of the two units and asked for unspecified damages. In addition, a related Antiguan company filed suit on July 19, 1995, claiming that the Company defaulted on payment of a $100,000 promissory note which the Company
  recognized  as  sales  revenue.    The  Company  answered  both
  complaints on September 27, 1995, and has filed a counterclaim alleging a breach of the plaintiff's agreement to purchase the European distribution rights from the Company. On October 15, 1996, the Company entered into two separate Court Orders with LifeChoice, S A and LifeChoice International, Inc., whereby such companies agreed to withdraw their claims against the Company, with leave to move, within one year from the date of the Order, for restoration of the case. If, at the end of the one-year period, either LifeChoice, S A or LifeChoice International, Inc. has not filed a motion requesting that the case be restored to the docket, the cases will be dismissed with prejudice in favor of the Company. The Company's counterclaims in these cases have also been removed with the same permission to refile.

  A settlement was reached in a lawsuit with a supplier who claimed that the Company owed $123,000. A Confession of Judgment was signed on October 5, 1995, in which the Company agreed to pay $85,000 to the supplier in four equal payments beginning 90 days from the date of execution of the judgment. Said amount has been recorded as a liability; however, no payments have been made as of March 19, 1997.

  On November 9, 1995, Environmental Oil Services, LLC, which purchased one of the units manufactured by the Company, filed suit in state court in Idaho, alleging breach of contract for failure to manufacture and install equipment that conformed to the terms and conditions of its purchase contract. The suit sought a refund of $525,000 paid to the Company and $1,475,000 in lost profits. On December 14, 1995, the Company filed a notice of removal in U.S. District Court to remove the case from the jurisdiction of the state court to the federal court system. The case was removed to the District Court of South Carolina in Charleston on February 1, 1996. An answer was filed on March 4, 1996, which asserted general denials as well as other defenses including the destruction of the equipment by the plaintiff. In addition, the Company asserted a counterclaim against the plaintiff for misrepresentation of facts to potential customers of the Company which interfered with its ability to sell its equipment to these customers. The plaintiff filed an answer to the counterclaim on March 28, 1996. This case was dismissed in early 1997.

                   GREEN OASIS ENVIRONMENTAL, INC.
                  (A Development Stage Enterprise)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)


N.COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

  Through December 31, 1996, the Company operated without liability insurance coverage.

  On December 4, 1995, Caribe Environmental, Inc., and Caribbean Sales Group filed suit alleging breach of contract, demanding that $50,000 paid as a deposit on equipment to be furnished by the Company be returned. The parties have mutually agreed to cancel the contract, and the Company has paid the claim as of March 19, 1997.

  On December 28, 1995, Pensacola Pollution Control, Inc. filed suit against the Company seeking return of a $25,000 deposit paid toward the purchase of a waste oil recycling unit. Prior to answering the complaint, the parties entered a Confession of Judgment for the amount of the debt and accrued interest and attorneys' fees of 10%. The amount is recorded as a liability. A settlement of this claim has been paid as of March 19, 1997, but the satisfaction of judgment has not been recorded.

  The Company was obligated to purchase equipment in the amount of $40,000 on December 31, 1996.


O.SUBSEQUENT EVENTS

  The Company has continued to negotiate with creditors and to settle claims against it. Judgments in the amount of $45,000 were settled in March for $24,000. Also, the individual who paid a deposit of $100,000 for distribution rights agreed in March 1997 to convert the deposit to common stock at the Company's request and to cancel her distribution rights.

  The Board of Directors granted a stock option to the CEO for 48,000 shares at $1.50 per share exercisable for a period of two years in January 1997. The option was granted because the CEO waived payment of his salary for the first quarter of 1997.

                           INDEX TO EXHIBITS



Exhibit No.   Description                                       Page


3.1           Articles of Incorporation of Green Oasis
              Environmental, Inc.                                 *

3.1.1         Amendment to Articles of Incorporation of           *
              Green Oasis Environmental, Inc.

3.2           Bylaws of Green Oasis Environmental, Inc.           *

10.1          Distribution Agreement, Promissory Note and
              Security Agreement with T.L.O. Oil Recovery
              Systems, Inc.                                       *

10.2          Distribution Agreement, Promissory Note and
              Security Agreement with Fueltech, Inc.              *

10.3          Distribution Agreement, Promissory Note and
              Security Agreement with Rocky Mountain Waste
              Energy, Inc.                                        *

10.4          Distribution Agreement, Promissory Note and
              Security Agreement with Process Technology
              Investors.                                          *

10.5          Distribution Agreement, Promissory Note and
              Security Agreement with Midwest Fuel Refining
              Company.                                            *

10.6          Distribution Agreement, Promissory Note and
              Security Agreement with Recoil, Inc.                *

10.7          Distribution Agreement, Promissory Note and
              Security Agreement with IGOE Enterprises.           *

10.8          Distribution Agreement, Promissory Note and
              Security Agreement with C. Ravenel Group.           *

10.9          Distribution Agreement, Promissory Note and
              Security Agreement with Pacific Fuels, Inc.         *

10.10         Agreement of Participation with University of
              South Carolina.                                     *

10.11         Consulting Agreement with Dr. Thomas G. Stanford.   *

10.12         Letter Employment Agreement with William D.
              Carraway.                                           *

10.13         Letter Employment Agreement with Mary Ann Anderson
              Carraway.                                           *

10.14         Letter of Intent re: Japanese Distribution.         *

10.15         Letter of Intent with Loretta Nickel                *

10.16         Letter of Intent with Woodlands Partners, L.P.      *

10.17		  Distribution Agreement with MN Oasis, Inc.          **

10.18         Option Agreement and Promissory Note between        **
              Green Oasis Environmental, Inc. and Ardell Rhude

10.19         Settlement Agreement between Green Oasis            **
              Environmental,Inc. and Woodlands Partners, L.P.

10.20         Green Oasis Environmental, Inc. 1994 Employee       **
              Stock Option Plan

10.21         Green Oasis Environmental, Inc. 1994 Director       **
              Stock Option Plan

10.22         Agreement of Limited Partnership                    ***
              of GOE Plant Partnership I, L.P.

10.23         Warrant to purchase up to 15,000 shares of          ***
              common stock of Green Oasis Environmental, Inc.

10.24         Certificate of Limited Partnership                  ***
              of GOE Plant Partnership I, L.P.

10.25         Sale of equipment and installation agreement        ***
              between Green Oasis Environmental, Inc. and
              Goe Plant Partnership I, L.P.

10.26         Nonqualified Stock Option Agreement                 ****
              Pursuant to 1994 Employee Stock Option Plan

10.27         Stock Option Agreement between William D.           ****
              Carraway and Green Oasis Environmental, Inc.

11            Statement re computation of per share earnings.     ____

23.1          Consent of Chellis, Bryan & Associates, L.L.C.      ____
___________________
* Previously filed with the Commission as an exhibit of the same number to the Company's Registration Statement No. 33-68304 on Form S-1, which was filed with the Commission on September 2, 1993.

** Previously filed with the Commission as an exhibit of the same number to the Company's Report on Form 10-KSB, which was filed with the Commission on January 19, 1996.

*** Previously filed with the Commission as an exhibit of the same number to the Company's Report on Form 10-QSB, which was filed with the Commission on July 23, 1996.

**** Previously filed with the Commission as an exhibit of the same number to the Company's Report on Form 10-QSB, which was filed with the Commission on November 14, 1996.


                   GREEN OASIS ENVIRONMENTAL, INC.
                    (A Development Stage Company)
                            EXHIBIT 11
                 COMPUTATION OF EARNINGS PER SHARE

                                                          Period from
                                                          September 24,
                                                              1991
Primary                                                   (inception),
                             Year ended     Year ended      through
                            December 31,   December 31,   December 31,
                               1996           1995 (3)        1996
                            ------------   ------------  ---------------
Net loss (gain) before
 extraordinary gain         $   (683,705)  $    951,392  $   (6,303,539)
Preferred dividends               (4,901)        (6,161)       (148,199)
                            ------------   ------------  ---------------
                                (688,606)       945,231      (6,451,738)
Extraordinary gain               286,614              -         665,534
                            ------------   ------------  ---------------
  Net income (loss)         $   (401,992)  $    945,231  $   (5,786,204)
                            ============   ============  ===============
     Weighted average
       number of shares (1)    5,392,111      5,119,298       4,349,425
                            ============   ============  ===============
Net income (loss) before
 extraordinary gain         $      (0.12)  $       0.18  $        (1.48)

Extraordinary gain                  0.05              -            0.15
                            ------------   ------------  ---------------
  Net income (loss)         $      (0.07)  $       0.18  $        (1.33)
                            ============   ============  ===============
Fully diluted
Net loss (gain) before
 extraordinary gain              (2)       $    979,526        (2)

Preferred dividends                              (4,226)
                                           ------------
                                                975,300
Extraordinary gain                                    -
                                           ------------
  Net income (loss)                        $    975,300
                                           ============
     Weighted average
       number of shares (1)                   5,399,523
                                           ============
Net income (loss) before
  extraordinary gain                       $       0.18
Extraordinary gain                                    -
                                           ------------
  Net income (loss)                        $       0.18
                                           ============
(1)  Weighted average number of shares is calculated under SAB rule;
     therefore, any shares issued from July of 1992 through November of 1993 (approximate date of filing of registration statement)
     are considered outstanding since inception.
(2)  Computation of fully diluted earnings per share is antidilutive and, therefore, omitted in financial statements.
(3)  Computation of year ended December 31, 1995, is as follows:

                                                           Fully
                                             Primary      diluted
                                           ----------    ----------
         Numerator:
       Net income (loss)                   $  951,392    $  951,392
       Less preferred dividends                (6,161)       (6,161)
                                           ----------    ----------
                                              945,231       945,231
       Interest expense adjustment
        for convertible debentures                             189
       Adjustment for dividends
        on convertible preferred                             1,935
       Interest expense adjustments
        for convertible debt                                27,945
                                           ----------    ----------
                                           $  945,231    $  975,300
                                           ==========    ==========
       Denominator
      Weighted average common shares
       outstanding                          5,119,298     5,119,298
      150,000 shares in stock options
       (94 average market price of
       $2.33<$2.50 option price)                    -             -
      150,000 shares in stock options
       (94 ending market price of
       $4.00>$2.50 option price)                             56,250
      Assume conversion at 1/1/95
       of debenture                                           1,676
      Assume conversion at 1/1/95
       -convertible preferred shares                          2,200
      Assume conversion at 6/10/95
       of convertible debt                                  200,000
      Assume conversion of interest
       accrued through 6/30/95                               20,099
                                           ----------    ----------
                                            5,119,298     5,399,523
                                           ==========    ==========
                                           $     0.18    $     0.18
                                           ==========    ==========
                                   Exhibit 11


              CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS



   As certified public accountants, we hereby consent to the incorporation of our report dated March 31, 1997, on the financial statements of Green Oasis Environmental, Inc. as of December 31, 1996, and for the years ended December 31, 1996 and 1995, and for the period from September 24, 1991 (inception), through December 31, 1996, to be included in the Form 10-KSB dated December 31, 1996, and to all references to our firm included therein.



/s/ Chellis, Bryan & Associates, L.L.C.
Charleston, South Carolina
March 31, 1997



                           Exhibit 23.