Form 10QSB
period 1997-03-31
GREEN OASIS ENVIRONMENTAL INC
filed 1997-04-15
CIK 914257

FORM 10-QSB

              U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549




          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarter ended March 31, 1997


                    Commission File No. 33-68304

                   Green Oasis Environmental, Inc.
  (Exact name of small business issuer as specified in its charter)

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



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d)of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                     -----      ------
State the number of shares outstanding of each of the issuer's classes of Common Equity as of the latest practicable date.

      Class of Common Stock               Outstanding at April 9, 1997

         $.01 Par Value                           6,465,134 Shares

                   GREEN OASIS ENVIRONMENTAL, INC.

                                Index



                 Part I.      Financial Information


Item 1. Financial Statements (Unaudited)                  Page Number

 Condensed Balance Sheets
   March 31, 1997, and
   December 31, 1996 . . . . . . . . . . . . . . . . . . . . 3

 Condensed Statements of Operations
   Three months ended March 31,
   1997 and 1996, and
   September 24, 1991 (Inception),
   through March 31, 1997. . . . . . . . . . . . . . . . . . 4

 Condensed Statements of Cash Flows
   Three months ended March 31, 1997
   and 1996, and September 24,
   1991 (Inception), through
   March 31, 1997. . . . . . . . . . . . . . . . . . . . . . 5

 Notes to Condensed Financial Statements . . . . . . . . . 6-9



Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations. . . . . . . . . . . . . . . . . . . 10-12


Part II.         Other Information

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .13

Item 3.  Preferred Stock Dividends in Arrears. . . . . . . .14

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . 15

         Signatures. . . . . . . . . . . . . . . . . . . . .16

 Exhibit 11 - Computation of Earnings Per Share. . . . . . .17

Part I.             Financial Information

Item 1.           Financial Statements

                  GREEN OASIS ENVIRONMENTAL, INC.
                 (A Development Stage Enterprise)
                     CONDENSED BALANCE SHEETS
                           (UNAUDITED)

     ASSETS                        March 31,    December 31,
                                     1997           1996
                                  -----------  -------------
CURRENT ASSETS
  Cash (Note B)                   $   974,000  $      32,000
  Accounts receivable -
   related party                            -         55,000
  Prepaid expenses                     82,000         59,000
					    -----------  -------------
    Total current assets            1,056,000        146,000

PROPERTY AND EQUIPMENT,
  NET OF ACCUMULATED
  DEPRECIATION  (Note D)              116,000         86,000

OTHER ASSETS
  Loans - related parties             117,000        117,000
  Patent costs                         51,000         51,000
  Deferred tax assets,
   net of valuation allowance               -              -
                                  -----------  -------------
    TOTAL ASSETS                  $ 1,340,000  $     400,000
                                  ===========  =============
LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Notes payable  (Note E)         $    51,000  $     650,000
  Accounts payable (Note F)           275,000        575,000
  Accrued expenses (Note G)           121,000         24,000
  Accrued wages and payroll
    taxes                              20,000         71,000
  Deposits received for
    equipment sales                     5,000         80,000
  Due to related party
    (Note B)                           34,000              -
  Deposits received for
    distribution fees (Note E)              -        100,000
  Deposits for equipment from
    related party                           -         63,000
                                  -----------  -------------
    Total current liabilities         506,000      1,563,000
                                  -----------  -------------
COMMITMENTS AND CONTINGENT
  LIABILITIES (Note K)                      -              -
                                  -----------  -------------
REDEEMABLE, CONVERTIBLE
  PREFERRED STOCK                      42,000         42,000
                                  -----------  -------------
STOCKHOLDERS' EQUITY
 (DEFICIENCY)
  Series A preferred stock              6,000          6,000
  Common stock, $.01 par
   value; 20,000,000 shares
   authorized, 6,465,134 (1997)
   and 5,966,026 (1996)issued
   and outstanding                     65,000         60,000
  Additional paid-in capital        5,564,000      4,433,000
  Deficit accumulated during
   the development stage           (4,838,000)    (5,654,000)
  Note receivable - related
   parties                             (5,000)       (50,000)
                                  -----------  -------------
    Total stockholders'
      equity (deficiency)             792,000     (1,205,000)
                                  -----------  -------------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY
      (DEFICIENCY)                $ 1,340,000  $     400,000
                                  ===========  =============


See Notes to Condensed Financial Statements.

                                3

                   GREEN OASIS ENVIRONMENTAL, INC.
                   (A Development Stage Enterprise)
                  CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                             Three Months        Period From
                                 Ended          September 24,
                               March 31,           1991
                        ---------------------   (Inception),
                                                  Through
                           1997        1996     March 31, 1997
                        ----------  ---------  ---------------
REVENUES
  Sales revenues
   (Note B)             $1,338,000  $       -  $     3,450,000
  Interest and
   other income              2,000          -           20,000
                        ----------  ---------  ---------------
    Total revenues       1,340,000          -        3,470,000
                        ----------  ---------  ---------------

COSTS AND EXPENSES
  Research and
   development             291,000      5,000        4,927,000
  General and
   administrative -
   legal and accounting    118,000     47,000        1,393,000
  General and
   administrative -
   other                    85,000     27,000          977,000
  Salaries and benefits          -          -          807,000
  Operations and
   marketing               140,000          -          626,000
  Interest expense and
   loan costs                6,000     15,000          344,000
                         ---------  ---------  ---------------
    Total expenses         640,000     94,000        9,074,000
                         ---------  ---------  ---------------

  LOSS BEFORE INCOME
   TAXES (BENEFIT)
   AND EXTRAORDINARY
   GAIN                    700,000    (94,000)      (5,604,000)

  INCOME TAXES (BENEFIT)         -          -                -

  EXTRAORDINARY GAIN
    Restructuring of
     debt                  116,000          -          782,000
                         ---------  ---------  ---------------
  NET INCOME (LOSS)      $ 816,000  $ (94,000) $    (4,822,000)
                         =========  =========  ===============

  NET EARNINGS (LOSS)
   PER COMMON SHARE
    Primary
    Earnings (loss)
     before extraordinary
     gain                $    0.10  $   (0.02) $         (1.34)
    Extraordinary gain        0.02          -             0.18
                         ---------  ---------  ---------------
      NET EARNINGS
       (LOSS) PER
       COMMON SHARE      $    0.12  $   (0.02) $         (1.16)
                         =========  =========  ===============
  WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING    6,857,108  5,172,784        4,285,229
                         =========  =========  ===============

    Fully diluted
    Earnings (loss)
     before extraordinary
     gain                $    0.10  $   (0.02) $         (1.34)
    Extraordinary gain        0.02          -             0.18
                         ---------  ---------  ---------------
      NET EARNINGS
       (LOSS) PER
       COMMON SHARE      $    0.12  $   (0.02) $         (1.16)
                         =========  =========  ===============
  WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING    6,967,789  5,172,784        4,285,229
                         =========  =========  ===============

See Notes to Condensed Financial Statements.

                              4

                     GREEN OASIS ENVIRONMENTAL, INC.
                    (A Development Stage Enterprise)
                   CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                 Period From
                                                September 24,
                         Three Months Ended         1991
                              March 31,          (Inception)
                         -------------------       Through
                           1997      1996       March 31, 1997
                         --------  ---------    --------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net cash provided
   by(used in)
   operating activities  $569,000  $ (59,000)   $   (3,009,000)
                         --------  ---------    --------------
CASH FLOWS FROM
 INVESTING ACTIVITIES
  Purchases of property
   and equipment          (37,000)         -          (257,000)
  Proceeds of sale of
   property and
   equipment                    -          -            62,000
  Loans to related
   parties                      -          -          (336,000)
  Collection of loans
   to related parties           -          -           259,000
  Patent costs                  -     (1,000)          (51,000)
  Deposits paid                 -     (1,000)                -
  Loans granted to
   distributors                 -          -            (7,000)
  Initial payments
   received for
   distribution rights          -          -           198,000
                         --------  ---------     -------------
  Net cash provided
    by (used in)
    investing activities  (37,000)    (2,000)         (132,000)
                         --------  ---------     -------------
CASH FLOWS FROM
 FINANCING ACTIVITIES
  Proceeds of common
   stock issues           415,000     80,000         1,671,000
  Proceeds of preferred
   stock issues                 -          -         1,024,000
  Proceeds of convertible
   debt securities              -          -           565,000
  Proceeds of loans from
   stockholders                 -          -           561,000
  Proceeds of notes             -          -           520,000
  Proceeds of Series
   A notes                      -          -           105,000
  Payments of notes and
   debentures                   -          -          (155,000)
  Issue costs                   -          -           (21,000)
  Purchase of treasury
   stock                        -          -           (24,000)
  Payments of loans
   from stockholders            -          -          (122,000)
  Payments of capital
   leases                       -          -            (4,000)
  Redemption of preferred
   stock                   (5,000)         -            (5,000)
                         --------  ---------     -------------
  Net cash provided
   by financing
   activities             410,000     80,000         4,115,000
                         --------  ---------     -------------
Cash and cash
  equivalents
  Net increase (decrease)
   during the period      942,000     19,000           974,000
  Balance at beginning
   of period               32,000      5,000                 -
                         --------  ---------     -------------
    Balance at end
       of period         $974,000  $  24,000     $     974,000
                         ========  =========     =============
SUPPLEMENTAL DISCLOSURES
 OF NONCASH INVESTING
 AND FINANCING ACTIVITIES

  Common stock issued
   for services rendered,
   preferred stock
   conversion, debt
   conversion, and loan
   costs                 $666,000  $  81,000     $  3,961,000
                         ========  =========     ============
  Capital lease
   obligation incurred
   to purchase
   equipment             $      -  $       -     $     12,000
                         ========  =========     ============
  Deposits converted
   to common or
   preferred stock       $100,000  $       -     $    180,000
                         ========  =========     ============
  Debt issued for
    equipment and
    services and
    loans collected
    or exchanged
    for services         $      -  $       -     $     56,000
                         ========  =========     ============


  No income taxes were paid in any period. $4,000 in interest was paid during the three months ended March 31, 1997. No interest was paid in the quarter ended March 31, 1996.


See Notes to Condensed Financial Statements.

                            5

                  GREEN OASIS ENVIRONMENTAL, INC.
                  (A Development Stage Enterprise)
               NOTES TO CONDENSED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION

The balance sheet as of March 31, 1997, the statements of operations for the three months ended March 31, 1997 and 1996, and September 24, 1991 (inception), to March 31, 1997, and the statements of cash flows for the three months ended March 31, 1997 and 1996, and September 24, 1991 (inception), to March 31, 1997, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the rules and regulations of the Securities and Exchange Commission. In the preparation of the above described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the interim periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the annual financial statements and notes thereto. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the year.

B.   RELATED PARTY TRANSACTIONS

Investment in Limited Partnership. The Company is the general partner in a South Carolina limited partnership known as GOE Plant Partnership I, L.P. (the Partnership). The purpose of the Partnership is to own and operate the Company's distillation processing equipment(the Unit or Units). The Company prepared the site, upgraded its prototype to a Model #400, and installed the Unit on land the Company leases. The sale was completed under the terms of the sales agreement, and the ownership of the Unit was transferred to the Partnership on March 31,
1997.   The purchase price including the Unit, auxiliary equipment, site preparation, and installation was $1,338,000. Though the sale is complete under the terms of the agreement between the Company and the Partnership, some adjustments and modifications to the Unit are still being made. The South Carolina Department of Health and Environmental Control (DHEC) must approve the installation and operation of the Unit.

The Company's duties as general partner are to operate and maintain the Unit and to perform all duties of general management. The Company will receive 10% of the net income from the Partnership while the limited partners will receive a 90% allocation. The Company owes $34,000 to the Partnership on March 31, 1997. All other amounts due to or from the Partnership have been paid.

The Company issued warrants at no additional cost to the 30 purchasers of the limited partnership interests. Each warrant may be exercised to purchase up to 15,000 shares of the Company's common stock and is exercisable for 180 days from March 31, 1997, at a price of $3.00 per share. The Company has assigned no value to the warrants, but has reserved 450,000 shares of common stock to be issued upon their exercise.

                   GREEN OASIS ENVIRONMENTAL, INC.
                  (A Development Stage Enterprise)
         NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


C.   PREPAID EXPENSES

On March 15, 1997, the Company issued 12,000 shares of common stock at $5.00 per share to a public relations consulting firm pursuant to an agreement to provide consulting services for investor relations for a period of one year. Engineering consulting services amounting to $30,000 were expensed during the period.


D.   PROPERTY AND EQUIPMENT

The Company refurbished its offices during 1997 by purchasing furniture, office equipment, and leasehold improvements totaling
$37,000.


E.   NOTES PAYABLE AND DEPOSITS FOR DISTRIBUTION FEES

The Company and two noteholders agreed to convert the debts to common stock. One noteholder converted $250,000 of principal and accrued interest to 100,000 shares of common stock at $2.50 per share. The second noteholder agreed to convert a debt of $356,000 to 71,108 shares of common stock at $5.00 per share on the condition that a registration statement permitting the sale of these shares is filed with the Securities and Exchange Commission and becomes effective on or before July 31, 1997. If such registration statement is not filed and effective, the noteholder has the option to either retain the common stock or to exchange the stock for the Company's promissory demand note for $356,000 with a 10% interest rate. The Company also agreed to convert a deposit paid by an individual for exclusive distribution rights to common stock at $5.00 per share; the individual relinquished all distribution rights.


F.   GAIN ON RESTRUCTURING OF DEBT

The Company paid certain of its trade debts and settled some outstanding judgments and claims against it during 1997. Cash payments of $206,000 were paid to settle $317,000 of trade accounts payable, and $75,000 of refund demands for deposits on equipment were settled by the payment of $70,000 to the customers. An extraordinary gain of $116,000 was recognized from these transactions.


G.   ACCRUED EXPENSES

The Company accrued $50,000 as the estimated cost of the remaining adjustments and modifications to be made to the Unit which was sold to the Partnership on March 31, 1997; $58,000 of unbilled legal and accounting fees were also accrued. The Company paid a tax lien and other payroll taxes amounting to $66,000 during the first quarter.


H.   STOCK ISSUANCES

In addition to the common stock issued in exchange for services and conversion of debt and deposits, the Company sold 296,000 shares of common stock at $1.25 per share in a private transaction.

                   GREEN OASIS ENVIRONMENTAL, INC.
                  (A Development Stage Enterprise)
         NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


I.   STOCK OPTIONS

In exchange for the waiver of the payment of his salary for the first quarter of 1997, the Board of Directors granted a stock option to the Chief Executive Officer for 48,000 shares of common stock at $1.50 per share. The option is exercisable for a period of two years from January 1997.

J.   UNCERTAINTY - GOING CONCERN

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


K.   COMMITMENTS AND CONTINGENT LIABILITIES

The Company continues to be subject to a number of lawsuits and claims arising out of the ordinary conduct of its business, including those related to commercial transactions. Various suppliers have obtained judgments against the Company for amounts owed to them for products and services sold to the Company; the Company has recorded as liabilities the amounts that it believes are due at settlement of these obligations.

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

On July 27, 1994, the Company and DHEC signed a Consent Order imposing a civil penalty on the Company in the amount of $20,000 for operation of the Unit without the necessary permits; the Company has paid the penalty. DHEC subsequently denied an air construction permit after having written a draft permit, and the Company was unable to operate its equipment. On March 23, 1995, the Company and DHEC signed a second Consent Order following the Company's appeal of the denial of the permit. The second Consent Order allows the Company to test its waste oil conversion equipment to demonstrate that air pollutant emissions meet DHEC's standards. Successful

                   GREEN OASIS ENVIRONMENTAL, INC.
                  (A Development Stage Enterprise)
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)


K.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

On July 19, 1995, a lawsuit was filed by LifeChoice International, S.A., a Greek company, which purchased two Units of waste oil conversion equipment manufactured by the Company. The suit alleged breach of contract arising from the sale of the two Units and asked for unspecified damages. In addition, a related Antiguan company filed suit on July 19, 1995, claiming that the Company defaulted on payment of a $100,000 promissory note which the Company recognized as sales revenue. The Company answered both complaints on September 27, 1995, and has filed a counterclaim alleging a breach of the plaintiff's agreement to purchase the European distribution rights from the Company. On October 15, 1996, the Company entered into two separate Court Orders with LifeChoice, S.A. and LifeChoice International, Inc., whereby such companies agreed to withdraw their claims against the Company, with leave to move, within one year from the date of the Order, for restoration of the case. If, at the end of the one-year period, either LifeChoice, S.A. or LifeChoice International, Inc. has not filed a motion requesting that the case be restored to the docket, the cases will be dismissed with prejudice in favor of the Company. The Company's counterclaims in these cases have also been removed with the same permission to refile.

A settlement was reached in a lawsuit with a supplier who claimed that the Company owed $123,000. A Confession of Judgment was signed on October 5, 1995, in which the Company agreed to pay $85,000 to the supplier in four equal payments beginning 90 days from the date of execution of the judgment. Said amount has been recorded as a liability; however, no payments have been made as of April 10, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  Green Oasis is a development stage company which was organized as a Florida corporation on September 24, 1991. Since its inception Green Oasis has been engaged principally in product design, development, testing, production, and patent application activities and in the pursuit of selling distributorships for the exclusive right to distribute its waste oil conversion equipment (the Unit or the Units) known as EnviroEconomics Systems in various geographical areas of the United States and other countries. It has also begun developing markets for the EnviroEconomics Systems and had shipped three Units to customers by the end of 1994. One additional Unit was sold in the first quarter of 1997 to GOE Plant Partnership I, L.P. (the Partnership), a South Carolina limited partnership whose general partner is Green Oasis. There were no sales in the three months ended March 31, 1996. The Company's net income for the three months ended March 31, 1997, is $816,000, as compared to a net loss of $94,000 for the same period of 1996. The losses in 1996 compared to the income in 1997 were directly attributable to the lack of sales in 1996. For the period from September 24, 1991 (inception), to March 31, 1997, Green Oasis has incurred a cumulative net loss of $4,838,000. Green Oasis' ability to fully utilize net operating loss carryforwards is subject to certain limitations.

Recognition of Revenue. Revenues were recognized in 1997 in the amount of $1,338,000 from the sale of a Unit to the Partnership under a sales agreement to sell an upgraded Model #400. The sale occurred on March 31, 1997, when the Company transferred ownership of the Unit to the Partnership. The sales agreement between Green Oasis and the Partnership specifies that the Partnership will purchase the Unit, and Green Oasis may continue to make improvements to it. Green Oasis is responsible for obtaining a final operating permit from the South Carolina Department of Health and Environmental Control (DHEC).
See Note K to the Condensed Financial Statements.

Research and Product Development. To date the Company has expensed all the costs associated with designing and producing its equipment as research and development costs. Such costs incurred in the first quarter of 1997 in the amount of $291,000 include reconstructing a Unit at a new location and adding a thermal oxidizer, an enhanced computer system, and other improvements to the design and operation of the Unit. Of the research and development costs expensed during the first quarter 1997, materials cost was $148,000, direct labor and subcontract labor were $63,000, and consulting chemical engineers' fees were $30,000. Management estimated the costs of further adjustments and modifications to the Unit at $50,000 which was also expensed in the period. This Unit was sold to the Partnership for operation and will also be used for demonstration purposes. Research and product development expenses were $5,000 for the first quarter of 1996. The reason for the minimal amount of research and development in 1996 was a lack of funds to continue such activities; the plant had closed in 1995 and did not reopen until late 1996.

Operations and Marketing. Operations and marketing expenses were $140,000 for the first quarter of 1997 as compared to none in the prior corresponding quarter. The Company prepared the site for and installed the Unit at a cost of $109,000. Green Oasis also paid rent on the property, depreciated the equipment, and paid utilities and other indirect costs in the amount of $15,000. Marketing expenses included promotions, travel, and meals and entertainment totaling $16,000. There were no operations or marketing activities in 1996 due to a lack of funds.

Salaries and Benefits. The Company's officers waived the payment of their salaries for the first quarter of both 1996 and 1997. The Chief Executive Officer was granted a stock option in lieu of his 1996 salary. A second stock option was granted in January 1997 in exchange for the waiver of salary in the first quarter of 1997. The exercise price of each stock option was the fair market value of the Company's common stock on the date of the grant, and no compensation expense was recorded for the difference in the value of the options and the exercise price.

General and Administrative. Green Oasis has incurred $118,000 of legal and accounting fees in the first quarter of 1997 as compared to $47,000 in the first quarter of 1996. The expenses for 1997 were for regulatory filings, routine corporate and shareholder activities, environmental disputes, and litigation defense. The expenses in 1996 were for regulatory filings and routine corporate work. The increase in 1997 was due to the legal work required to settle creditors' claims against the Company and shareholder activities as well as meetings and negotiations with DHEC in restarting the Unit for testing purposes.

General and administrative expenses other than legal and accounting fees were $85,000 and $27,000 for the first quarter of 1997 and 1996, respectively. The increase in 1997 is due to paying $10,000 in liability insurance, $10,000 in consultant's fees for assistance with environmental regulations, and $30,000 for stockholder relations. Other small increases in office expenses, travel, and depreciation accounted for the remaining increases.

Liquidity and Capital Resources

Green Oasis is a development stage enterprise. Green Oasis has funded its operations from inception through March 31, 1997, primarily through loans and sales or exchanges of common and preferred stock in the aggregate amount of $5,470,000 and through revenues from the sale of four Units of waste oil conversion equipment of $3,450,000.

During the first quarter of 1997, Green Oasis sold 296,000 shares of common stock for cash at $1.25 per share. It collected $50,000 owed for the purchase of stock in December 1996. The Company also converted $250,000 of a note and accrued interest to 100,000 shares of common stock. Green Oasis issued common stock at $5.00 per share in exchange for a note of $356,000 and for a deposit for distribution rights of $100,000. The Company also issued stock in exchange for $60,000 in stockholder relation services.

Green Oasis' accounts payable and accrued expenses as of March 31, 1997, decreased by $300,000 because the Company settled some of its debts by paying agreed-upon amounts to creditors which was often less than the amounts recorded as liabilities. A total of $317,000 of vendor accounts payable were settled for payments in cash of $206,000. Two customers' deposits were returned by paying $70,000 for deposits of $75,000. The Company also paid a federal tax lien and other payroll taxes amounting to $66,000.

Green Oasis purchased office furniture and fixtures and painted and recarpeted its offices during the first quarter of 1997. The cost of the project was $37,000. The Company has not made any material commitments for capital expenditures. It is searching for a production facility to lease but has made no definite arrangements.

During the first quarter of 1997 the Partnership paid $1,338,000 to Green Oasis for the purchase and installation of the Unit, site preparation, and auxiliary equipment. The Partnership sold 30 partnership interests for $50,000 each to individual investors. The proceeds of the sale of the partnership interests were paid to Green Oasis toward the purchase of the equipment as the Partnership collected the funds. The receipt of the funds from the Partnership is expected to provide the Company with operating capital for the first half of 1997.

Green Oasis sold certain of its securities under Regulation D of the 1933 Securities Act in January and early February of 1997. The 37 "packages" of securities, each of which sold for $10,000, contained 8,000 shares of common stock, an A warrant, and a B warrant. The
A warrants entitle the holders to purchase up to 8,000 shares each of common stock at an exercise price of $2.50 per share for three years; the B warrants entitle the holders to purchase up to 8,000 shares of common stock at $5.00 per share for three years. The offering closed in early February when the market price of the stock increased to levels above the offering price. Monies raised from the offering will be used to fund operations.

Green Oasis currently has $550,000 in working capital. Although this amount is expected to fund operations for the immediate future, Green Oasis will continue to be dependent upon other financing sources such as the proceeds of debt and equity financing and customer deposits and loans to complete production of the EnviroEconomics System and to fund other working capital requirements.

Commercial production of the Company's products will require additional work to increase the output capacity of the Units to a quantity that is acceptable for profitable operations. Additional costs may be incurred for engineering consultants and modeling to improve the Unit for commercial success. Consequently, Green Oasis has not completed all the research for its Units, and should it be more extensive than now believed, there can be no assurance that it will be able to successfully obtain the financing to complete the Units.

The Company has thus far been denied a final operating permit by DHEC. The present status of the permit is that a draft permit has been written, and the Company is allowed to operate the Unit for a 60-day period so that air emissions can be tested to determine that DHEC's standards for air emissions are being met. The Company initiated the 60-day period in mid-March 1997 and will conduct the tests of the equipment over the allowed period. The Company believes that DHEC is requiring standards that exceed EPA regulations. The Company's management and legal counsel are continuing negotiations with DHEC to obtain the permit. Legal counsel expects a final permit to be issued but believes that it is possible that the permit will not be effective until September due to requirements for public comment periods and other complications in issuing the permit.

The above statements are based on current expectations. These statements are forward looking, and actual results may differ materially.

Part II. Other Information

Item 1.  Legal Proceedings

Environmental Oil Services, L.L.C. v. Green Oasis Environmental, Inc., Charleston County, South Carolina. On November 9, 1995, Environmental Oil Services, LLC, which purchased one of the units manufactured by the Company, filed suit in state court in Idaho, alleging breach of contract for failure to manufacture and install equipment that conformed to the terms and conditions of its purchase contract. The suit sought a refund of $525,000 paid to the Company and $1,475,000 in lost profits. On December 14, 1995, the Company filed a notice of removal in U.S. District Court to remove the case from the jurisdiction of the state court to the federal court system. The case was removed to the District Court of South Carolina in Charleston on February 1, 1996. An answer was filed on March 4, 1996, which asserted general denials as well as other defenses including the destruction of the equipment by the plaintiff. In addition, the Company asserted a counterclaim against the plaintiff for the misrepresentation of facts to potential customers of the Company which interfered with its ability to sell its equipment to these customers. The plaintiff filed an answer to the counterclaim on March 28, 1996. This case was dismissed in early 1997.

Caribbean Environment, Inc. a/k/a Caribe Environmental, Inc. and Carribbean Sales Group v. Green Oasis Environmental, Inc., Charleston County, South Carolina. On December 4, 1995, Caribe Environmental, Inc., and Caribbean Sales Group filed suit alleging breach of contract, demanding that $50,000 paid as a deposit on equipment to be furnished by the Company be returned. The parties mutually agreed to cancel the contract, and the Company paid the claim in March 1997.

Pensacola Pollution Control, Inc. v. Green Oasis Environmental, Inc. and William D. Carraway, Charleston County, South Carolina. On December 28, 1995, Pensacola Pollution Control, Inc. filed suit against the Company seeking return of a $25,000 deposit paid toward the purchase of a waste oil recycling Unit. Prior to answering the complaint, the parties entered a Confession of Judgment for the amount of the debt and accrued interest and attorneys' fees of 10%. A settlement of this claim was paid in March 1997.

Part II. Other Information

Item 3.  Preferred Stock Dividends in Arrears

                                     Amount of
                                   dividends in
        Due date of                 arrears at
         dividends                April 10, 1997
    -------------------      ------------------------
        June 30, 1993            $      10,451

      December 31, 1993                 32,772

        June 30, 1994                   43,436

      December 31, 1994                 50,479

        June 30, 1995                    3,080

      December 31, 1995                  3,080

        June 30, 1996                    2,450

      December 31, 1996                  2,450
                                 -------------
                                 $     148,198
                                 =============

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K


(A)      EXHIBITS
         Exhibit 11          Computation of Earnings per Share

(B)      REPORTS ON FORM 8-K

                 None

                              SIGNATURE



In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Green Oasis Environmental, Inc.
-------------------------------
       (Registrant)




Date:    April 14, 1997              /s/  William D. Carraway
      -----------------            -----------------------------
                                        William D. Carraway
                                   President and Chief Executive
                                             Officer
                                    (Chief Financial Officer)

Item 6                      Exhibits

                 GREEN OASIS ENVIRONMENTAL, INC.
                  (A Development Stage Company)
                           EXHIBIT 11
                 COMPUTATION OF EARNINGS PER SHARE

                                                  Period
                                                   From
                                               September 24,
                                                   1991
                        Three Months Ended     (Inception),
                            March 31,            Through
                     -----------------------     March 31,
                         1997        1996          1997
                     -----------  ----------  ---------------
INCOME (LOSS)
Net income(loss)
 before extraordinary
 items               $   701,446  $  (94,418) $    (5,602,093)
Add dividends on
 preferred shares              -           -         (148,198)
                     -----------  ----------  ---------------
                         701,446     (94,418)      (5,750,291)
Extraordinary gain       115,577           -          781,111
                     -----------  ----------  ---------------
  Income (Loss)
   applicable
   to common stock   $   817,023  $  (94,418) $    (4,969,180)
                     ===========  ==========  ===============
PRIMARY
  INCOME (LOSS)
    PER SHARE
   Net income (loss)
    before extraordinary
    gain             $      0.10  $    (0.02) $         (1.34)
   Extraordinary
    gain                    0.02           -             0.18
                     -----------  ----------  ---------------
    Primary income
     (loss) per
      common share   $      0.12  $    (0.02) $         (1.16)
                     ===========  ==========  ===============
Shares (1)
  Weighted average
   number of
   common shares
   outstanding         6,857,108   5,172,784        4,285,229
                     ===========  ==========  ===============
FULLY DILUTED
  INCOME (LOSS)
   PER SHARE
   Net income (loss)
    before extraordinary
    gain             $      0.10
   Extraordinary
    gain                    0.02
                     -----------
    Fully diluted
     income (loss)
     per common
     share           $      0.12
                     ===========
Shares(2)
  Weighted average
   number of
   common shares
   outstanding         6,967,789     NA(3)           NA(3)
                     ===========
  (1) Weighted average number of
      shares outstanding           6,297,329
                                  ----------
      Common stock equivalents
       Assume conversion of
       stock options and warrants,
       whose exercise price is
       less than average market
       price, are exercised        1,204,133

      Less assumed shares
       reacquired under Treasury
       Stock Method                  644,354
                                  ----------
      Incremental number of
       shares                        559,779
                                  ----------
       Denominator for primary
        earnings per share
        calculation                6,857,108
                                  ==========
  (2) Weighted average number of
      shares outstanding           6,297,329
                                  ----------
      Common stock equivalents
       Assume conversion of
       stock options and warrants
       whose exercise price is
       less than the greater of
       average market price or
       end period price,
       are exercised               1,264,133

      Less assumed shares
       reacquired under Treasury
       Stock Method                  593,673
                                  ----------
      Incremental number of
       shares                        670,460
                                  ----------
       Denominator for fully
        diluted earnings per
        share calculation          6,967,789
                                  ==========
  (3) Computation of fully
      diluted earnings per
      share is antidilutive;
      thus, the presentation
      is omitted.

                                    17