Form 10QSB
period 1997-06-30
GREEN OASIS ENVIRONMENTAL INC
filed 1997-10-07
CIK 914257

                                  FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 -------------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1997


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

                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  *      NO
                                  -----      -----
State the number of shares outstanding of each of the issuer's classes of Common Equity as of the latest practicable date.

Class of Common Stock                         Outstanding at September 10,1997
---------------------                         --------------------------------

   $.01 Par Value                                     6,465,134 Shares


*The issuer voluntarily files periodic reports required to be filed by the Securities Exchange Act of 1934 and has done so since November, 1993. The issuer has filed all such reports required to be filed during the past 12 months.

                        Green Oasis Environmental, Inc.

                                     Index

                    Part l.                               Financial Information

Item 1.             Financial Statements (Unaudited)                                        Page Number
CONDENSED BALANCE SHEETS
       June 30, 1997, and
       December 31, 1996.......................................................................  4

Condensed Statements of Operations
       Three and Six months ended June 30,
       1997 and 1996, and
       September 24, 1991(Inception),
       through June 30, 1997.................................................................... 5

Condensed Statements of Cash Flows
       Six months ended June 30, 1997
       and 1996, and September 24,
       1991 (Inception), through
       June 30, 1997............................................................................ 6

Notes to Condensed Financial Statements......................................................... 7

Item 2.             Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations................................................................. 11

                           Part II.                       Other Information

Item 1.             Legal Proceedings.......................................................... 14

Item 3.             Preferred Stock Dividends in Arrears....................................... 16

Item 4.             Submission of Matters to a Vote of Security Holders........................ 16

Item 5.             Other Information.......................................................... 17

Item 6.             Exhibits and Reports on Form 8-K........................................... 33

                    Signature.................................................................. 34

Part 1.             Financial Information

Item 1.             Financial Statements

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                  ASSETS
                                                                                 June 30,       December 31,
                                                                                   1997            1997
                                                                               -----------      -----------
CURRENT ASSETS
    Cash                                                                       $    84,000      $    32,000
    Accounts receivable-related party(Note B)                                      186,000           55,000
    Prepaid expenses (Note C)                                                       18,000           59,000
                                                                               -----------      -----------

       Total Current Assets                                                        288,000          146,000

PROPERTY AND EQUIPMENT, NET OF
    ACCUMULATED DEPRECIATION (Note D)                                              119,000           86,000

OTHER ASSETS
    Loans - related parties                                                        117,000          117,000
    Patent costs                                                                    51,000           51,000
    Deferred tax assets, net of valuation allowance                                     --               --
                                                                               -----------      -----------

        TOTAL ASSETS                                                           $   575,000      $   400,000
                                                                               ===========      ===========
                    LIABILITIES AND STOCKHOLDERS'
                     EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Notes payable (Note E)                                                     $    51,000      $   650,000
    Accounts payable (Note F)                                                      334,000          575,000
    Accrued expenses (Note G)                                                       65,000           24,000
    Accrued wages and payroll taxes(Note G)                                         20,000           71,000
    Deposits received for equipment sales(Note F)                                    5,000           80,000
    Deposits received for distribution fees (Note E)                                    --          100,000
    Deposits for equipment from related party(Note B)                                   --           63,000
                                                                               -----------      -----------

        Total current liabilities                                                  475,000        1,563,000
                                                                               -----------      -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note K)                                         --               --
                                                                               -----------      -----------
REDEEMABLE, CONVERTIBLE PREFERRED
    STOCK ($1.00 par value, 9% cumulative, nonvoting, 1,000,000 shares authorized, 998,500 shares issued, 36,950 (1997)
     and 46,950 (1996) shares outstanding)                                          37,000           42,000
                                                                               -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Series A preferred stock ($1.00 par value, 9% cumulative, nonvoting,
    500,000 shares authorized, 104,900 shares issued
    7,500 shares outstanding)                                                        6,000            6,000
    Common stock, $.01 par value;
        20,000,000 shares authorized, 6,465,134 (1997) and
        5,966,026 (1996) issued and outstanding                                     65,000           60,000
    Additional paid-in capital                                                   5,569,000        4,433,000
    Deficit accumulated during the development stage                            (5,577,000)      (5,654,000)
    Note receivable - related parties                                                   --          (50,000)
                                                                               -----------      -----------
        Total stockholders' equity (deficiency)                                     63,000       (1,205,000)
                                                                               -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIENCY)                                                        $   575,000      $   400,000
                                                                               ===========      ===========

See Notes to Condensed Financial Statements

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              Three Months Ended                   Six Months Ended             Period From
                                                   June 30,                            June  30,               September 24
                                         ---------------------------        -----------------------------         1991
                                                                                                               (Inception),
                                                                                                                 Through
                                             1997               1996            1997               1996       June 30, 1997
                                         -----------         -----------    -----------         ----------    -------------
REVENUES
    Sales of equipment                    $        --        $        --    $        --         $       --      $ 2,112,000
    Sales of equipment-related party
       (Note B)                                    --                 --      1,338,000                 --        1,338,000
    Interest and other income                                                     2,000                 --           20,000
                                          -----------        -----------    -----------         ----------
         Total revenues                            --                 --      1,340,000                 --        3,470,000
                                          -----------        -----------    -----------         ----------      -----------

COSTS AND EXPENSES
    Research and development                  284,000              6,000        575,000             11,000        5,211,000
    Legal and accounting                      250,000             78,000        368,000            125,000        1,643,000
    General and administrative                 34,000             57,000         89,000             84,000          981,000
    Salaries and benefits                      40,000                 --         40,000                 --          847,000
    Operations and marketing                   10,000             16,000        150,000             16,000          636,000
    Interest expense and loan costs             5,000             13,000         11,000             28,000          349,000
    Stockholder relations                     116,000                 --        146,000                 --          146,000
                                                             -----------    -----------         ----------      -----------
          Total expenses                      739,000            170,000      1,379,000            264,000        9,813,000
                                                             -----------    -----------         ----------      -----------
INCOME (LOSS) BEFORE INCOME
TAXES (BENEFIT) AND
EXTRAORDINARY GAIN                           (739,000)          (170,000)       (39,000)          (264,000)      (6,343,000)

INCOME TAXES (BENEFIT)                             --                 --             --                 --               --

EXTRAORDINARY GAIN
        Restructuring of debt(Note F)              --            266,000        116,000            266,000          782,000
                                                             -----------    -----------        -----------      -----------
NET INCOME (LOSS)                         $  (739,000)       $    96,000    $    77,000        $     2,000      $(5,561,000)
                                          ===========        ===========    ===========        ===========      ===========
EARNINGS (LOSS) PER COMMON
         SHARE
     Primary
     Earnings (loss) before
        extraordinary gain                $     (0.11)       $     (0.03)   $     (0.01)       $     (0.05)      $    (1.48)
     Extraordinary gain                            --               0.05           0.02               0.05             0.18
                                          -----------        -----------    -----------        -----------       ----------

Net income (loss)                         $     (0.11)       $      0.02    $      0.01        $        --       $    (1.30)
                                          ===========        ===========    ===========        ===========       ==========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                               6,465,134          5,205,930      6,796,693          5,189,357        4,379,378
                                          ===========        ===========    ===========        ===========       ==========
      Fully diluted
      Earnings (loss) before
          extraordinary gain              $     (0.11)       $     (0.03)   $     (0.01)       $     (0.05)      $    (1.48)
      Extraordinary gain                           --               0.05           0.02               0.05             0.18
                                          -----------        -----------    -----------        -----------       ----------

         Net income (loss)                $     (0.11)       $      0.02    $      0.01        $        --       $    (1.30)
                                          ===========        ===========    ===========        ===========       ==========
WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING                              6,465,134          5,369,266      7,021,859          5,347,693        4,379,378
                                          ===========        ===========    ===========        ===========       ==========

See Notes to Condensed Financial Statements.

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                        Period From
                                                                                                       September 24,
                                                                              Six Months Ended             1991
                                                                                   June 30              (Inception)
                                                                          ------------------------        Through
                                                                            1997             1996      June 30, 1997
                                                                          -------           ------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Cash provided by (used in) operating activities                  $(131,000)     $  (168,000)     $(3,709,000)
                                                                         ---------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                    (46,000)              --         (266,000)
    Proceeds of sale of property and equipment                                  --               --           62,000
    Loans to related parties                                              (186,000)              --         (522,000)
    Collection of loans to related parties                                      --               --          259,000
    Patent costs                                                                --           (1,000)         (51,000)
    Deposits paid                                                               --           (1,000)              --
    Loans granted to distributors                                               --               --           (7,000)
    Initial payments received for distribution rights                           --               --          198,000
                                                                         ---------      -----------      -----------
    Net cash provided by (used in) investing activities                   (232,000)          (2,000)        (327,000)
                                                                         ---------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds of common stock issues                                        425,000          110,000        1,681,000
    Proceeds of preferred stock issues                                          --        1,024,000
    Proceeds of convertible debt securities                                565,000
    Proceeds of loans from stockholders                                         --           60,000          561,000
    Proceeds of notes                                                           --          520,000
    Proceeds of Series A notes                                                  --               --          105,000
    Payments of notes and debentures                                            --               --         (155,000)
    Issue costs                                                                 --               --          (21,000)
    Purchase of treasury stock                                                  --               --          (24,000)
    Payments of loans from stockholders                                         --               --         (122,000)
    Payments of capital leases                                                  --               --           (4,000)
    Redemption of preferred stock                                          (10,000)         (10,000)
                                                                         ---------      -----------      -----------
    Net cash provided by financing activities                              415,000          170,000        4,120,000

Cash and cash equivalents
    Net increase (decrease) during the period                               52,000               --           84,000
    Balance at beginning of period                                          32,000            5,000               --
                                                                         ---------      -----------      -----------
    Balance at end of period                                             $  84,000      $     5,000      $    84,000
                                                                         =========      ===========      ===========

    INVESTING AND FINANCING ACTIVITIES
    Common stock issued for services rendered,
        preferred stock conversion,
        debt conversion and loan costs                                   $ 666,000      $   614,000      $ 3,961,000
                                                                         =========      ===========      ===========
    Capital lease obligation incurred to
        purchase equipment                                               $      --      $        --      $    12,000
                                                                         =========      ===========      ===========
    Deposits converted to common or preferred stock                      $ 100,000      $        --         $180,000
                                                                         =========      ===========      ===========
    Debt issued for equipment and services and
        loans collected or exchanged for services                        $      --      $        --      $    56,000
                                                                         =========      ===========      ===========

No income taxes were paid in any period. $6,000 in interest was paid during the six months ended June 30, 1997. No interest was paid in the six months ended June 30, 1996.
See Notes to Condensed Financial Statements.

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

A.   BASIS OF PRESENTATION

     The balance sheet as of June 30, 1997, the statements of operations for the three months and six months ended June 30, 1997 and 1996, and September 24, 1991 (inception) to June 30, 1997, and the statements of cash flows for the six months ended June 30, 1997 and 1996, and September 24, 1991 (inception) to June 30, 1997, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the rules and regulations of the SEC. In the preparation of the above described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the interim periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the annual financial statements and notes thereto. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year.

B.   RELATED PARTY TRANSACTIONS

     Investment in Limited Partnership. The Company is the general partner in a South Carolina limited partnership known as GOE Plant Partnership I, L.P. (the Partnership). The purpose of the Partnership is to own and operate the prototype of the Company's distillation processing equipment (the Unit or Units). The Company prepared the site, upgraded its prototype to a Model 400, and installed the Unit on land the Company leases. The sale was completed under the terms of the sales agreement between the Company and the Partnership, and the ownership of the unit was transferred to the Partnership on March 31, 1997. The purchase price to the Partnership for the Unit, auxiliary equipment, site preparation and installation was $1,338,000. Although the sale is complete under the terms of the agreement between the Company and the Partnership, some adjustments and modifications to the Unit may be made.

     The Company's duties as general partner are to operate and maintain the Unit and to perform all duties of general management. The company will receive 10% of the net income from the Partnership while the limited partners will receive a 90% allocation. All amounts due to or from the Partnership during the period have been paid.

     The Company issued warrants at no additional cost to the 30 limited partners. Each warrant may be exercised to purchase up to 15,000 shares of the Company's common stock and is exercisable for 180 days from March 31, 1997, at a price of $3.00 per share. In accordance with the terms of such warrants, the warrants expired on September 30, 1997. The Company is considering whether to extend the exercise

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

     period of such warrants. The Company has assigned no value to the warrants, but has reserved 450,000 shares of common stock to be issued upon their exercise.

     The Company loaned the Chief Executive Officer $186,000 during the second quarter of 1997. The monies were repaid in the following quarter. In addition, during the same period the Company paid $100,000 in legal fees for its Chief Executive Officer and other directors which are related to the SEC investigation.

C.   PREPAID EXPENSES

     On March 15, 1997, the Company issued 12,000 shares of common stock at $5.00 per share to a public relations consulting firm, MicroCorp Communications & Consulting, pursuant to an agreement to provide consulting services for investor relations for a period of one year. The Company terminated the agreement May 1, 1997 and the shares have been returned to the Company (see Part II, Item 5--Other Information). Prepaid amounts related to the contract have been expensed until such time as the shares are canceled by the stock registrar. Prepaid engineering consulting services amounting to $36,000 were expensed during the six months ended June 30, 1997.

D.   PROPERTY AND EQUIPMENT

     The Company refurbished its offices during 1997 by purchasing furniture, office equipment, and leasehold improvements totaling $46,000.

E.   NOTES PAYABLE AND DEPOSITS FOR DISTRIBUTION FEES

     During the quarter ended March 31, 1997, the Company and two noteholders agreed to convert the debts to common stock. One noteholder converted $250,000 of principal and accrued interest to 100,000 shares of common stock at $2.50 per share. The second noteholder agreed to convert a debt of $356,000 to 71,108 shares of common stock at $5.00 per share on the condition that a registration statement permitting the sale of these shares were filed with the SEC and became effective on or before July 31, 1997. If such registration statement were not filed and effective, the noteholder has the option either to retain the common stock or to exchange the stock for the Company's promissory demand note for $356,000 with a 10% interest rate. The Company has not filed a registration statement to date, nor has the noteholder exercised its right to exchange such stock for the Company's note. The Company also agreed to convert a deposit paid by an individual for exclusive distribution rights to common stock at $5.00 per share; the individual relinquished all distribution rights.

F.   GAIN ON RESTRUCTRUING OF DEBT

     During the first quarter of 1997, the Company paid certain of its trade debts and settled certain outstanding judgments and claims against it. Cash payments of $206,000 were paid to settle $317,000 of trade accounts payable, and $75,000 of refund demands for deposits on equipment were settled by the payment of $70,000 to certain customers.

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

     An extraordinary gain of $116,000 was recognized from these transactions.

G.   ACCRUED EXPENSES

     As of June 30, 1997, the Company has accrued $50,000 of unbilled legal fees. The Company paid a tax lien and other payroll taxes amounting to $66,000 during the first quarter.

H.   STOCK ISSUANCES

     In addition to the common stock issued in exchange for services and conversion of debt and deposits, the Company sold 296,000 shares of common stock at $1.25 per share in a private placement during the first quarter of 1997. Warrants exercisable for three years at prices of $2.50 and $5.00 per share were issued in conjunction with such stock.

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

     Management continues to modify and develop its products and to pursue regulatory approval as well as to seek additional sources of financing. However, there is no exact date determinable when either completion of its products or regulatory approval will be achieved, nor any assurance that additional financing will be available.

K.   COMMITMENTS AND CONTINGENT LIABILITIES

     The Company continues to be subject to a number of lawsuits and claims arising out of the ordinary conduct of its business, including those related to commercial transactions. Various suppliers have obtained judgments against the Company for amounts owed to them for products and services sold to the Company; the Company has recorded as liabilities the amounts that it believes are due at settlement of these obligations. Additionally, the SEC is conducting a formal investigation of the Company, its officers and directors, and its business practices. See further discussion of this matter at Part II, Item 5 of this Report.

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     In connection with the sale of unregistered securities, the South Carolina Secretary of State and the Company executed a Consent Order on July 25, 1995, in which the Company agreed to discontinue issuing, offering and selling securities in South Carolina until such securities are registered and also to make a good faith effort to honor a previous rescission offer made to the South Carolina investors. During the first quarter of 1997, the Company paid all amounts owed to those remaining shareholders who had accepted such rescission offer and had requested payment. Accordingly, the Company believes that it has honored the terms of such offer.

     During 1994, the Company was involved in discussions with the South Carolina Department of Health and Environmental Control (DHEC) regarding environmental issues in order to obtain an operating permit in the State of South Carolina for its waste oil processing equipment. DHEC had suspended the Company's normal operation of the equipment in November 1993 until an operating permit was obtained. The Company completed an on-site operational test for purposes of obtaining an operating permit and met with DHEC officials in March 1994. On July 27, 1994, the Company and DHEC signed a Consent Order imposing a civil penalty on the Company in the amount of $20,000 for operation of the Unit without the necessary permits; the Company has paid the penalty. DHEC subsequently denied an air construction permit after having written a draft permit, and the Company was unable to operate its equipment. On March 23, 1995, the Company and DHEC signed a second Consent Order following the Company's appeal of the denial of the permit. The second Consent Order allowed the Company to test its waste oil conversion equipment to demonstrate that air pollutant emissions meet DHEC's standards. A 60 day period of operation for the purpose of testing air emissions to meet DHEC's standards began in mid-March 1997. On June 4, 1997, the emissions test was conducted by a third party testing lab, supervised by DHEC. The equipment passed the test with an emission rate of .9 ppm of an Environmental Protection Agency allowable rate of 20 ppm. Following a thirty-day public notice and comment period, a final permit was issued, permitting operation of the prototype Unit at an output rate of 200 gallons per hour. Continuous monitoring and other requirements regarding the operation of the equipment as well as storage and disposal of fuel are imposed by the Consent Order.

     On July 19, 1995, a lawsuit was filed by LifeChoice International, S.A., a Greek company, which purchased two Units of waste oil conversion equipment manufactured by the Company. The suit alleged breach of contract arising from the sale of the two Units and asked for unspecified damages. In addition, a related Antiguan company filed suit on July 19, 1995, claiming that the Company defaulted on payment of a $100,000 loan. The Company answered both complaints on September 27, 1995, and has filed a counterclaim alleging a breach of the plaintiff's agreement to purchase the European distribution rights from the Company. On October 15, 1996, the Company entered into two separate Court Orders with LifeChoice International, S.A. and its related company, whereby such companies agreed to withdraw their claims against the Company, with leave to move for restoration of the case, within one year from the date of the Order. If, at the end of the one-year period, neither LifeChoice International, S. A. nor its related company has filed a motion requesting that the case be restored to the docket, the cases will be dismissed with prejudice in favor of the Company. The Company's counterclaims in these cases have also been withdrawn with the same permission to refile. Subsequent to the entry of such orders, the parties settled both suits. Orders dismissing both suits with prejudice were entered on April 9, 1997.

     A settlement was reached in a lawsuit with a supplier who claimed the Company owed $123,000. A Confession of Judgment was signed on October 5, 1995, in which the Company agreed to pay $85,000 to the supplier in four equal payments beginning 90 days from the date of execution of the judgment. Said amount has been recorded as a liability; however, no payments have been made as of October 1, 1997.

     On March 13, 1997, Jerry F. Everidge filed suit against the Company alleging breach of a contract that he states he had with the Company to manufacture and assemble Units for the Company. Mr. Everidge is seeking unspecified damages. The Company has answered Mr. Everidge's complaint, denying the existence of such a contract and asserting, among other things, statute of limitations defense. The suit is in the initial stages of discovery.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Green Oasis is a development stage company which was organized as a Florida corporation on September 21, 1991. Since its inception Green Oasis has been engaged principally in product design, development, testing and production activities and in the marketing and distribution of waste oil refining equipment (the Unit or the Units) known as EnviroEconomics Systems in various geographical areas of the United States and other countries. It had shipped three Units to customers by the end of 1994. One additional Unit was sold in the first quarter of 1997 to GOE Plant Partnership I, L.P. (the Partnership), a South Carolina limited partnership whose general partner is Green Oasis. There were no sales in the three months ended June 30, 1997, or in the first or second quarter of 1996. The Company's net income or loss for the three months ended June 30, 1997 and 1996, was a loss of $(739,000) and net income of $96,000 respectively. For the six months ended June 30, 1997, Green Oasis reported net income of $77,000 as compared to $2,000 during the first six months of 1996. For the period from September 24, 1991 (inception), to June 30, 1997, Green Oasis has incurred a cumulative net loss of $5,561,000. Green Oasis' ability to fully utilize net operating loss carryforwards is subject to certain limitations.

     RECOGNITION OF REVENUE. Revenues were recognized in the first quarter 1997 in the amount of $1,338,000 from the sale of a Unit to the Partnership under a sales agreement to sell an upgraded Model 400. The sale occurred on March 31, 1997, when the Company transferred ownership of the Unit to the Partnership. The sales agreement between Green Oasis and the Partnership specifies that the Partnership will purchase the Unit, and Green Oasis may continue to make improvements to it. Green Oasis is responsible for obtaining a final operation permit from the South Carolina Department of Health and Environmental Control
(DHEC). See Note K to the Condensed Financial Statements and Part 2, Item 5--Other Information, of this Report.

     RESEARCH AND PRODUCT DEVELOPMENT. To date the Company has expensed all the costs associated with designing and producing its equipment as research and development costs. Such costs incurred in the first six months of 1997 in the amount of $575,000 include reconstructing a Unit at a new location and adding a thermal oxidizer, an enhanced computer system, and other improvements to the design and operation of the Unit. Research and development costs during the second quarter of 1997 were $284,000 as compared to $6,000 in the same quarter of 1996. The increase was due to adding further improvements to the Unit to prepare for and conduct the air emission tests required by DHEC and for commercial operations. Costs added in the second quarter 1997 include $34,000 of materials, $130,000 of direct labor, $56,000 of consulting engineers' fees, $35,000 for environmental testing, and $29,000 of other subcontract work. This Unit was sold to the Partnership for operation and will also be used for demonstration purposes. Research and product development expenses were $11,000 in the first six months of 1996. The reason for the minimal amount of research and development in 1996 was a lack of funds to continue such activities; the plant had closed in 1995 and did not reopen until late 1996.

OPERATIONS AND MARKETING. Operations and marketing expenses were $150,000 for the first six months of 1997 as compared to none in the prior corresponding quarters. The Company prepared the site for and installed the Unit at a cost of $109,000. Green Oasis also paid rent on the property, depreciated the equipment, and paid utilities and other indirect costs in the amount of $25,000 including $10,000 of rent, utilities, and depreciation expense incurred during the second quarter . Marketing expenses included promotions, travel, and meals and entertainment totaling $16,000. There were no operations or marketing activities in 1996 due to a lack of funds.

     SALARIES AND BENEFITS. The company's officers waived the payment of their salaries for the first quarter of both 1996 and 1997. The Chief Executive Officer was granted a stock option in lieu of his 1996 salary. A second stock option was granted in January 1997 in exchange for the waiver of salary in the first quarter of 1997. The exercise price of each stock option is the fair market value of the Company's common stock on the date of the grant, and no compensation expense was recorded for the difference between the value of the options and the exercise price. Salaries and benefits in the second quarter of 1997 totaled $40,000.

     GENERAL AND ADMINISTRATIVE. For the three months ended June 30, 1997 and June 30, 1996, legal and accounting fees were $250,000 and $78,000, respectively. The increase is due primarily to legal costs associated with the SEC investigation (See Part II, Item 5--Other Information). Green Oasis has incurred $368,000 of legal and accounting fees in the first six months of 1997 as compared to $125,000 in the first six months of 1996. The expenses for 1997 were for the SEC investigation, regulatory filings, routine corporate and shareholder activities, environmental disputes, and litigation defense. The expenses in 1996 were for regulatory filings and routine corporate work. The increase in 1997 was due to the legal work required in connection with the SEC investigation, to settle creditors' claims against the Company and shareholder activities as well as meetings and negotiations with DHEC in restarting the Unit for testing purposes.

     General and administrative expenses other than legal and accounting fees were $235,000 and $84,000 for the first six months of 1997 and 1996, respectively. These expenses were $150,000 and $57,000 for the second quarter of 1997 and 1996, respectively. The second quarter 1997 increase was due primarily to increased shareholder relation costs for the annual meeting and expensing all amounts heretofore treated as prepaid expenses related to the Company contract with its public relations firm, Microcap Consulting & Communications (MicroCap). When the 12,000 shares of common stock formerly issued to MicroCap are formally canceled, the Company will record a reduction in expenses of $60,000 related to the MicroCap transaction.

LIQUIDITY AND CAPITAL RESOURCES

     Green Oasis is a development stage enterprise. Green Oasis has funded its operations from inception through June 30, 1997 primarily through loans and sales or exchanges of common and preferred stock in the aggregate amount of $5,480,000 and through revenues from the sale of four Units of waste oil conversion equipment of $3,450,000.

     During the period from December 31, 1996 to June 30, 1997, Green Oasis sold 296,000 shares of common stock for cash at $1.25 per share. It collected $50,000 owed for the purchase of stock in December 1996. The Company also converted $250,000 of a note and accrued interest to 100,000 shares of common stock. Green Oasis issued common stock at $5.00 per share in exchange for a note of $356,000 and for a deposit for distribution rights of $100,000. The Company also issued stock in exchange for $60,000 in stockholder relation services. These services were terminated in the second quarter of 1997.

     During the first quarter of 1997 the Partnership paid $1,338,000 to Green Oasis for the purchase and installation of the Unit, site preparation, and auxiliary equipment. The Partnership sold 30 partnership interests to individual investors (see Part II, Item 5--Other Information). The proceeds of the sale of the partnership interests were paid to Green Oasis toward the purchase of the equipment as the Partnership collected the funds. The receipt of the funds from the Partnership provided the Company with a portion of its operating capital for the first half of 1997.

     Green Oasis' accounts payable and accrued expenses as of June 30, 1997, decreased by $251,000 because the Company settled certain of its debts by paying agreed-upon amounts to creditors which were often less than the amounts recorded as liabilities at December 31, 1996. A total of $317,000 of vendor accounts payable were settled for payments in cash of $206,000. Two customers' deposits were returned by paying $70,000 for deposits of $75,000. The Company also paid a federal tax lien and other payroll taxes amounting to $66,000.

     Green Oasis purchased office furniture and fixtures and painted and re-carpeted its offices during the first six months of 1997. The cost of the project was $46,000. The Company has not made any material commitments for capital expenditures. It is searching for a facility to lease but has made no definite arrangements therefor.

     Green Oasis sold certain of its securities under Regulation D of the 1933 Securities Act in January and early February of 1997. Each of the 37 "packages" of securities sold for $10,000 and contained 8,000 shares of common stock, an A warrant, and a B warrant. The A warrants entitle the holders to purchase up to 8,000 shares each of common stock at an exercise price of $2.50 per share for three years; the B warrants entitle the holders to purchase up to 8,000 shares of common stock at $5.00 per share for three years. The offering closed in early February when the market price of the stock increased to levels above the offering price. Monies raised from the offering were used to fund operations.

     Green Oasis currently has a working capital deficit of $187,000. Green Oasis is and will continue to be dependent upon other financing sources such as the proceeds of debt and equity financing and customer deposits and loans to complete production of the EnviroEconomics System and to fund other working capital requirements.

     Additional costs may be incurred for engineering consultants and modeling to improve the Unit for commercial success. Consequently, Green Oasis has not completed all the research for its Units, and should it be more extensive than now believed, there can be no assurance that it will be able to successfully obtain the financing to complete the Units.

     On September 15, 1997, the Company received construction permits and a used oil processing facility permit from DHEC. Such permits are subject to a number of specifications and conditions, and, in the case of the construction permits, are not effective until fifteen calendar days following the date of issue of such permits. The Company must apply for an operating permit not later than fifteen days prior to placing a new, increased or altered source in operation. See Part II, Item 5--Other Information, of this Report for additional information.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Some statements in this Report are forward-looking and are subject to certain risks and uncertainties. These include, but are not limited to, economic conditions, changes in laws or regulations, demand for the products and services of the Company, and the effects of competition. These risks and uncertainties could significantly affect anticipated results in the future and actual results may differ materially from any forward-looking statements.


Part II             Other Information

Item 1.             Legal Proceedings

On November 9, 1995, Environmental Oil Service, L.L.C., which purchased one of the units manufactured by the Company, filed suit in state court in Idaho, alleging breach of contract for failure to manufacture and install equipment that conformed to the terms and conditions of its purchase contract. The suit sought a refund of $525,000 paid to the Company and $1,475,000 in lost profits. On December 14, 1995, the Company filed a notice of removal in U.S. District Court to remove the case from the jurisdiction of the state court to the federal court system. The case was removed to the District Court of South Carolina, in Charleston, on February 1, 1996. An answer was filed on March 4, 1996, which asserted general denials as well as other defenses, including the destruction of the equipment by the plaintiff. In addition, the Company asserted a counterclaim against the plaintiff for the misrepresentation of facts to potential customers of the Company which interfered with its ability to sell its equipment to these customers. The plaintiff filed an answer to the counterclaim on March 28, 1996. The parties reached a settlement agreement on December 9, 1996, the terms of which required both parties to dismiss all claims and waive all rights regarding the underlying controversy.

On July 19, 1995, a lawsuit was filed by LifeChoice International, S.A., a Greek company, which had purchased two units manufactured by the Company. The suit alleged breach of contract arising from the sale of the two units and asked for unspecified damages. In addition, a related Antiguan company filed suit on July 19, 1995, claiming that the Company had defaulted on payment of a $100,000 loan. The Company answered both complaints on September 27, 1995, and filed a counterclaim alleging a breach of the plaintiff's agreement to purchase European distribution rights from the Company. In October, 1996, the Company consented to the entry of two separate court orders with LifeChoice International, S.A. and the related company, whereby the parties agreed that their claims against each other would be stricken, with leave to file a motion for restoration of the cases within one year of entry of the order. The orders with respect thereto were entered on December 22, 1996. Subsequent to the entry of such orders, the parties settled both suits. Orders dismissing both suits with prejudice were entered on April 9, 1997.

In connection with the sale of unregistered securities, the South Carolina Secretary of State and the Company executed a Consent Order on July 25, 1995, in which the Company agreed to discontinue issuing, offering, and selling securities in South Carolina until such securities were registered and also to make a good faith effort to honor a previous rescission offer made to the South Carolina investors in 1994. During the first quarter of 1997, the Company paid all amounts owed to those remaining shareholders who had accepted such rescission offer and had requested payment. Accordingly, the Company believes that it has honored the terms of its rescission offer made to such investors.

On December 4, 1995, Caribe Environmental, Inc. and Caribbean Sales Group filed suit alleging breach of contract, demanding that $50,000 paid as a deposit on equipment to be delivered by the Company be returned. The parties subsequently agreed to cancel the contract, and the Company paid $50,000 in satisfaction of the claim in March, 1997.

On December 28, 1995, Pensacola Pollution Control, Inc. filed suit against the Company seeking return of a $25,000 deposit paid toward the purchase of a Unit manufactured by the Company. Prior to answering the complaint, the parties entered a Confession of Judgment for the amount of the debt and accrued interest and attorneys' fees of 10%. A settlement payment of $20,000 in satisfaction of this claim was paid in March, 1997.

During 1995 and 1996, the Company was unable to meet its obligations owed to certain vendors, service providers, note holders and other account holders, many of which filed suit against the Company and received default or consent judgments. Although the Company has been able to compromise a number of these claims, largely by settlement of amounts owed by issuance of common stock of the Company, there still remain a total of $85,000 in unsatisfied judgments against the Company.

On March 13, 1997, Jerry F. Everidge filed suit against the Company alleging breach of a contract that he states he had with the Company to manufacture and assemble Units for the Company. Mr. Everidge is seeking unspecified damages. The Company has answered Mr. Everidge's complaint, denying the existence of such a contract and asserting, among other things, a statute of limitations defense. The suit is in the initial stages of discovery.

Part II             Other Information

Item 3.             Preferred Stock Dividends in Arrears

                                                   Amount of
                                                   Dividends in
                 Due date of                       arrears at
                 Dividends                         October 1, 1997
                 ------------------                ---------------
                      June 30, 1993                    $    10,451

                  December 31, 1993                         32,772

                      June 30, 1994                         43,436

                  December 31, 1994                         50,479

                      June 30, 1995                          3,080

                  December 31, 1995                          3,080

                      June 30, 1996                          2,450

                  December 31, 1996                          2,450

                      June 30, 1997                          2,000
                                                       -----------
                                                       $   150,198
                                                       ===========

Item 4.  Submission of Matters to a Vote of Security Holders

On May 16, 1997, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). A total of 5,547,077 shares, out of 6,465,134 shares outstanding as of the record date, or 85.7 percent, were represented in person or by proxy at the Annual Meeting. All of management's nominees for election as director were elected. Set forth below are the matters considered, and the tally of the votes cast with respect to each such matter, at the Annual
Meeting:

1. Election of Directors. Four directors were elected at the Annual Meeting. Set forth below is the name of each such director and the votes cast for and against his or her election:

                                              Against/        Abstain/
Name                         For              Withheld        Not/Voting
----                         ---              --------        ----------
William D. Carraway        5,522,295            24,782          0
Mary Ann Carraway          5,533,382            13,695          0
Larry S. King              5,533,382            13,695          0
Jon Lee Andersen1(1)       5,533,382            13,695          0


2. Amendment of Bylaws. A proposal to approve amendments to the Company's Bylaws to delete a requirement that 80% of the total shares eligible to vote approve the election or removal of directors was not adopted, because the proposal failed to obtain the approval of at least 80% of the shares eligible to vote. The vote tally was as follows: For: 4,008,049; Against/Withheld:
69,270; Abstain/Not Voting: 1,469,758.

3. Adoption of Stock Option Plan. A proposal to approve the Green Oasis Environmental, Inc. 1997 Stock Option Plan was approved. The vote tally was as follows: For: 3,851,800; Against/Withheld: 87,936; Abstain/Not Voting:
1,607,341.

4. Ratification of Appointment of Independent Auditors. A proposal to ratify the appointment of Chellis, Bryan & Associates, L.L.C. as independent auditors to the Company was approved. The vote tally was as follows: For: 5,499,895; Against/Withheld: 40,487; Abstain/Not Voting: 6,695.


Item 5.  Other Information

On March 18, 1997 the Securities and Exchange Commission (the "Commission" or the "SEC") initiated an informal, nonpublic inquiry to determine whether any violations of the federal securities laws had been committed by the Company. The Company and its officers and directors cooperated fully with the Commission's inquiry. On May 8, 1997, the Commission entered a Formal Order of Private Investigation with respect to the Company and certain others, thereby elevating the informal inquiry into a formal, nonpublic investigation. On May 9, 1997, pursuant to its authority under Section 12(k) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Commission ordered the temporary suspension of over-the-counter trading of the Company's common stock, which suspension remained in effect through May 22, 1997. In its press release with respect to the suspension of trading, the Commission identified four areas in which it questioned the accuracy and adequacy of publicly disseminated information (including the Company's press releases): (1) the development of the Company's products; (2) the conduct of the Company's business, including product testing; (3) the relationship between the Company and a financial analyst who recommended the Company's stock, subsequently identified as


------------------------
(1) On May 20, 1997, Mr. Andersen resigned as a director. See Item 5 -- Other Informaton -- "The Company".

Raymond C. O'Brien; and (4) the commercial viability of announced contracts for the purchase of the Company's products (collectively the "Areas of Concern"). As reported in a Current Report on Form 8-K dated May 22, 1997, the Company retained independent outside counsel to investigate the Areas of Concern and advise it with respect to other matters.

The material set forth herein and elsewhere in this Report is intended to address the Areas of Concern and any other matters determined by counsel to be in need of clarification. Although this material should be read in conjunction with the Company's prior filings with the Commission and other publicly available information relating to the Company, the Company expressly disavows all information and statements contained in prior filings, public announcements and other information disseminated by the Company (including, without limitation, press releases and electronically disseminated information) to the extent such information or any such statements conflict or are otherwise inconsistent with the material set forth herein or elsewhere in this Report. In the event of any such conflict or inconsistency, the information contained herein and elsewhere in this Report shall control, and no reliance should be placed on such conflicting or inconsistent prior information.

The SEC Investigation

On September 9, 1997, the Company was informed by the staff of the Commission that, as a result of their formal investigation, the staff intended to recommend that the Commission bring civil charges against the Company and certain others for alleged violations of Sections 5(a) and (c) and 17(a) and
(b) of the Securities Act of 1933 (the "Act") and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The Company was advised that the staff intended to recommend that the Commission seek a permanent injunction barring the Company from future violations of such provisions, but did not intend to recommend that the Commission seek economic sanctions against the Company. The Company intends to explore with the staff the possibility of settling this matter with the Commission by consenting to the entry of an order barring the Company permanently from violating such provisions, without admitting or denying the Commission's allegations. Although the Company believes that the staff of the Commission would recommend that the Commission agree to settle the matter on such basis, there can be no assurance that the staff will make such a recommendation or that the Commission will accept such recommendation, if made.

The Company was also advised that the staff of the Commission intended to recommend that the Commission bring similar civil charges against certain officers and directors of the Company, including William D. Carraway, a director and Chief Executive Officer of the Company. Possible sanctions that the Commission may seek against Mr. Carraway would include barring him permanently from serving as an officer or director of a public company. The staff also advised the Company that it intends to recommend that the Commission name Mary Ann A. Carraway, a director of the Company, as a "relief defendant," and seek disgorgement of certain amounts from her as a result of certain alleged violations of the securities laws by her husband, William D. Carraway.

The Company

The Company was incorporated in Florida on September 21, 1991 under the name Green Oasis, Inc., and on April 24, 1992, amended its charter to change its name to Green Oasis Environmental, Inc. The executive offices of the Company are located at 184 East Bay

Street, Suite 302, Charleston, South Carolina 29401, and the telephone number is (803) 722-5771. The Chief Executive Officer of the Company is William D. Carraway. The members of the Board of Directors of the Company are Mr. Carraway, Mary Ann A. Carraway and Larry King. Jon Andersen, who was elected a director of the Company at the Annual Meeting of Shareholders held on May 16, 1997 (see Item 4 -- Submission of Matters to a Vote of Security Holders), resigned as Secretary and Director of the Company on May 20, 1997. Prior to his election as a director, Mr. Andersen had served as outside legal counsel to the Company.

The Company is a development stage company, which intends to develop, manufacture and market waste oil refining equipment (the "Units"), the operation of which will, through a thermal cracking and distillation process, convert waste motor and industrial oils into useable fuel oils, in particular No. 2 diesel fuel for off-road use (See "Description of the Process" herein). The Company is also the General Partner of GOE Plant Partnership I, L.P., a South Carolina limited partnership formed in July, 1996 (the "Partnership").

Background of the Company

The Company was initially formed to acquire distribution rights to various products within the environmental and energy industries. In February, 1992, the Company entered into an agreement with Waste Energy, Inc. ("Waste Energy"), pursuant to which the Company acquired the distribution rights for most of the United States and Australia and New Zealand for products intended to process waste crankcase oil into a fuel usable in electric generators. In August, 1992, without having produced a functioning product, Waste Energy filed a petition under Chapter 11 of the United States Bankruptcy Code, which petition was later converted to Chapter 7. Shortly after Waste Energy's bankruptcy filing, the Company contracted with engineering consultants to develop a process to convert waste motor and industrial oils into usable fuels. The Company financed its activities through the issuance of stock and through loans from Woodland Partners Ltd. ("Woodland Partners").

By early 1993, the Company had developed a bench model test unit that processed approximately 7 gallons per hour ("GPH") of waste motor and industrial oils. Based on this bench model, and using computer simulation, the Company completed construction of a commercial scale unit (the "Test Unit"), which had a designed input capacity of approximately 275 GPH of waste oil and an output capacity of approximately 200 GPH of No. 2 diesel fuel.

In November, 1993 the Company filed a registration statement on Form S-1 with the Commission, pursuant to which shares of common stock of a new holding company to be formed by the Company would be registered and exchanged for the Company's common and preferred stock as well as for the common stock of Kelly Motors, Ltd. (the "Exchange Offer"). Consummation of the Exchange Offer was conditioned on a sufficient number of holders of certain warrants of Kelly Motors, Ltd. exercising such warrants for cash. Because a sufficient number of such holders did not exercise their warrants, the conditions of the Exchange Offer were not satisfied and the Exchange Offer was terminated. In connection with the Exchange Offer, the Company made an offer of rescission to all of its common and preferred shareholders, because the Company believed that it might have offered and sold unregistered securities of the Company prior to the date of the Exchange Offer. None of the Company's shareholders accepted the rescission offer. Although the registration statement was declared effective, the conditions underlying the Exchange Offer were not met and the Exchange Offer was terminated. Prior to the termination of the Exchange Offer, the Company filed periodic reports required under the Exchange Act, and has continued to do so on a voluntary basis thereafter (see "Availability of Information; Market for its Stock" herein).

Also in November, 1993, the South Carolina Department of Health and Environmental Control ("DHEC") ordered that the Company's operations be suspended until appropriate environmental permits were obtained. Pursuant to such order, the Company ceased operations except for certain testing conducted with DHEC consent through March, 1994 (see "Environmental Matters" herein). The Company financed its activities during 1993 by issuance of stock and convertible debt. During this period, the Company also issued stock in lieu of payment for certain services and equipment.

In 1994, the Company received orders for one Model 200 (200 GPH output) and two Model 400 (400 GPH output) Units and commenced production of the Units. Pursuant to engineering design changes and specifications requested by DHEC (see "Environmental Matters" herein), the design of both models was changed to include the integration of a thermal oxidizer, the purpose of which was to contain any air emissions and to supply heat for the thermal cracking process (see "Description of the Process" herein). All production costs, including materials, labor, indirect costs of overhead, shipping and installation for such Units, were recorded as research and development costs. The Company shipped the Units ordered during 1994 and commenced installation of such Units during the fourth quarter of 1994 and first quarter of 1995. None of the Units shipped is currently in operation. One of the Units, sold to a customer in the United States, developed operational difficulties with the thermal oxidizer (see Item 1 -- Legal Proceedings). The other Units were shipped to Bulgaria for installation. Due to disputes regarding safety of the installation sites, the Company discontinued efforts to install these Units (see Item 1 -- Legal Proceedings).

In June, 1994, the Company entered into a consent order with DHEC pursuant to which it agreed to ensure compliance with U.S. Environmental Protection Agency and DHEC regulations and to pay a fine of $20,000 (see "Environmental Matters" herein). The Company has paid the fine.

In November, 1994, the Company made a second rescission offer (the "1994 Rescission Offer") to all of its shareholders, which gave all shareholders the right to revoke and rescind all purchases of the Company's stock. Shareholders holding 20,000 shares of common stock and 7,000 shares of preferred stock initially accepted the 1994 Rescission Offer, but no rescission payments were made to such shareholders (see Item 1 -- Legal Proceedings). The Company funded its activities during 1994 through sales of its common stock and convertible debentures, issuance of convertible promissory notes, loans from unrelated parties and deposits paid for Units ordered by customers. In addition, the Company satisfied its indebtedness of $430,000 (plus accrued interest of $99,000) owed to Woodland Partners with a payment of $150,000. As part of the settlement of the Company's indebtedness to Woodland Partners, Woodland Partners also surrendered 320,000 shares of the Company's common stock held by it, which shares were subsequently issued to LifeChoice International, Inc. in connection with its purchase of two Units and the anticipated execution of a distribution agreement with the Company. During 1994, the Company also issued stock in lieu of payment for certain services and equipment.

Because the Company believed that it had fulfilled its obligations to construct, ship and deliver the Units shipped to customers during the fourth quarter of 1994 and that circumstances beyond its control had prevented the completion of installation of such Units, it recognized revenue derived from the sale of such Units during the second and third quarters of 1995, which resulted in a profit for such quarters and for the year 1995. Had the Company expensed the cost to manufacture such Units as research and development expense in 1995 rather than 1994, no profit would have been reported for 1995; rather, the Company would have reported a loss of approximately $1,254,000. Cash payments received for such Units during 1994 had been previously carried as deposits, and the Company received no additional cash payments from such customers during 1995.

By the second quarter of 1995, the Company had exhausted its cash and working capital resources and production of Units and research and development activities had ceased. During 1995, the Company and its Chief Executive Officer also entered into a consent order with the South Carolina Secretary of State pursuant to which the Company agreed to discontinue issuing, offering and selling unregistered securities in South Carolina and to make a good faith effort to honor the 1994 Rescission Offer (see Item 1 -- Legal Proceedings). The Company financed its operations during 1995 through borrowings and sales of its common stock. The Company also issued shares of its common stock in exchange for certain services and received deposits from two customers for two Units ordered during 1995. The Company was unable to satisfy such orders and the customers sued the Company for return of the deposits (see Item 1 -- Legal Proceedings).

On March 21, 1996, the Company's common stock commenced trading on the NASDAQ OTC Bulletin Board. Simultaneously therewith, the Company entered into a consulting agreement with MicroCap Consulting & Communications, Inc., a financial and public relations consulting firm owned by Raymond C. O'Brien, a significant shareholder of the Company (see "Relationships with Certain Significant Shareholders" herein). The Company commenced negotiations with various creditors and suppliers with respect to amounts owed by the Company. As of April, 1996, creditors that were owed approximately $187,000 accepted the Company's common stock in satisfaction of amounts owed to them. As of June 27, 1996, the Company had agreed to issue common stock in satisfaction of approximately $476,000 in debt, $57,000 in liabilities for pre-paid expenses and a $16,000 liability incurred in settlement of a law suit. Because the market value of the common stock issued in satisfaction of such obligations had declined at the time of the issuance of such shares, the Company recognized an extraordinary gain of approximately $266,000.

During the third quarter of 1996, the Company satisfied an additional $40,000 in trade payables in exchange for the Company's common stock, resulting in an additional $19,000 of extraordinary gain. During the same period, the Company negotiated the restructuring of certain accounts and notes payable into non-interest bearing notes, but was subsequently unable to make payments on such notes.

In April, 1996, the Company moved its operations from Mt. Pleasant, South Carolina to the site of Allied Terminals, Inc. in Charleston, South Carolina. The Company's lease with Allied Terminals required approval by the Company's occupancy of the site by the prior tenant, Exxon Company, which approval was received in August, 1996. In April, the Company also executed a letter of intent to purchase Approved Oil Services, Inc., a waste oil collection company. Negotiations for such purchase were deferred during July, 1996, and resumed during the first quarter of 1997.

On June 28, 1996, the Company commenced a purported private offering of participating units ("Partnership Interests") in the Partnership. A copy of a summary of such offering was thereafter posted on the Company's home page on the World Wide Web. Each Partnership Interest included a warrant to purchase up to 15,000 shares of the Company's common stock at $3.00 per share.

The purpose of the Partnership is to purchase and operate the Company's Test Unit. The Company's responsibilities as general partner of the Partnership include operation and maintenance of the Test Unit. Under the terms of certain agreements with the Partnership, the Company agreed to sell the Test Unit to the Partnership, make modifications to the Test Unit to incorporate a thermal oxidizer, increase its output capacity to approximately 400 GPH and obtain from DHEC all necessary operating permits.

The Partnership sold its first Partnership Interest on August 13, 1996. Thereafter, the Company hired both engineering and environmental consultants to assist it in meeting its obligations as general partner to the Partnership and commenced making necessary improvements to its operations facilities at its Allied Terminal location and modifications to the Test Unit. It also reopened discussions with DHEC with a view to implementing the terms of a second consent order to demonstrate the Test Unit's compliance with air quality standards at the new location (see "Environmental Matters" herein).

On December 12, 1996, the Company commenced a private offering of a package of securities of the Company (the "1996 Offering"). Each package consisted of 8,000 shares of the Company's common stock, a Series A Warrant to purchase up to 8,000 shares of the Company's common stock at $2.50 per share and a Series B Warrant to purchase up to 8,000 shares of the Company's common stock at $5.00 per share. The offer was terminated in early February, 1997 when the market price of the Company's common stock increased to levels above the offering price of the securities package. A total of 37 securities packages was sold during the first quarter of 1997 prior to termination of the 1996 Offering.

The Partnership Offering closed on March 31, 1997, at which time the Company transferred the Test Unit to the Partnership. The proceeds of the sale of Partnership Interests were paid to the Company toward the purchase of the Test Unit as the Partnership collected the funds. Such funds provided the Company with a portion of its operating capital for the first half of 1997. In March, 1997, the Company also recommenced operation of the Test Unit under the terms of Consent Order II (as hereinafter defined, as modified by a November, 1996 agreement with DHEC). As noted above, the SEC commenced an informal, nonpublic inquiry regarding Company on March 18, 1997, which informal inquiry was elevated to a formal investigation on May 8, 1997. In May, 1997, the Company also announced that it had reached an agreement with Approved Oil Services, Inc., a waste oil collector, to acquire substantially all of its assets. In July, 1997, the Company announced that it had terminated its agreement with Approved Oil Services, Inc., citing a change in the Company's business plan (see "Markets, Competition, Distribution and Customers" herein).

Description of the Process

The Company's waste oil refining process (the "Process"), called the EnviroEconomics System, is designed to convert waste oils into marketable fuels in a one-step process of thermal cracking and distillation. The Process involves a continuous feed of heated waste oil into a distillation chamber, where lower grade heating oil, light ends (primarily gasses) and No. 2 diesel fuel is produced. The heavier heating oil is drawn off to prevent fouling. Light ends are mixed with a controlled proportion of air and fed into the thermal oxidizer, which releases heat for the Process. The heat generated is used to heat the feedstock in the distillation column. Assuming good quality feedstock, the proportions of end products intended to be produced are: 20% low end heating oil; 10% light ends (of which 99.9% are used in the thermal cracking process); and 70% No. 2 diesel fuel. The fuels are passed through a filtration system prior to flowing into a finished product tank. Sludge from the filtration system is reduced to a disposable powder or clay.

Feedstock for the Process is used motor and industrial oils purchased on the open market at spot market rates. Since January 1, 1997, the Company has made such purchases at prices ranging from $.18 to $.28 per gallon. Feedstock can be purchased preprocessed and pretested, thus requiring no processing to remove water or other contaminates. Because the sulfur content of feedstock varies, the sulfur levels of No. 2 diesel fuel produced by the Process do not meet those required under current Environmental Protection Agency ("EPA") clean air standards for "over-the-road" fuel use. Accordingly, the diesel fuel end product must be dyed dark blue as required by EPA regulations to identify it as suitable only for agricultural, marine, industrial and other off-road use. The Company intends to test various additives to the Process, which may lower sulfur levels in the end product; however, it can make no assurances that it will develop such additives or that such additives will consistently result in producing No. 2 Diesel Fuel that meets over-the-road EPA standards.

Description of Unit Development

Since inception, the Company has assembled four Units, three of which were sold to customers and one of which, the Test Unit, was modified and sold to the Partnership. As outlined above (see "Background of the Company" herein), operation of the Test Unit ceased in November, 1993 until appropriate permits could be obtained from DHEC (see "Environmental Matters" herein) and product assembly and research and development ceased during the first quarter of 1995 due to lack of funds. During the third quarter of 1996, the Company engaged an engineering consulting firm to assist it in integrating the thermal oxidizer into the Test Unit and to make the necessary modifications to convert the Test Unit to a Model 400 Unit. The Company also made the necessary modifications and improvements to its operations facilities to accommodate the Test Unit modification and operation.

The Company believes that problems with one of the Units sold to a customer in 1995 were attributable to the unsuccessful integration of the thermal oxidizer into the Process. Although the Company believes that recent product design modifications have remedied these types of problems, until the Test Unit can operate on a continuous basis, the Company can make no assurances that further development and modifications to the design of the Units will not be necessary before additional Units can be successfully marketed. The Company has modified the Test Unit for the Partnership so that it will meet

Model 400 specifications and may make further modifications so that the Test Unit meets the specifications for a Model 600 Unit. The Company will continue to work with the thermal oxidizer in place on the Test Unit to resolve operational difficulties.

On June 4, 1997, in connection with a stack emissions test performed by the Company's environmental consultants (see "Environmental Matters" herein), the Test Unit demonstrated a feed rate of 250-270 GPH with production of No. 2 diesel fuel of approximately 192 GPH and lower grade heating oil of approximately 60 GPH. Because there has been no sustained operation of any of the Units, reliability of the Unit is uncertain.

The Company plans to offer Model 400 and 600 Units for sale. Although it has received expressions of interest for ten Model 600 Units (see "Markets, Competition, Distribution and Customers" herein), research and development for such a model has not been completed. The Company has not produced a prototype of such a model, and its ability to bring such a model to market and to fulfill any orders it may receive is uncertain.

Status of Intellectual Property

The Company filed an application for a patent on the Process in November, 1992, and made the necessary filings pursuant to the Patent Cooperation Treaty ("PCT") to preserve its patent rights in member countries in November, 1993. The Company also filed foreign patent applications in non-member countries of the Republic of Mexico and the People's Republic of China. The Company continued to make refinements and improvements to the Process, which became the basis of a second-filed application, a continuation-in-part. The subject matter of the second-filed application is currently in active prosecution within the U.S. Patent Office. Previous applications had been rejected by the Patent Examiner as being obvious in light of known teachings in the petroleum cracking field. The Company decided to refile the previously rejected continuation-in-part application in order to assert additional arguments and claims in an effort to overcome the Patent Examiner's prior rejections.

The most recent filing of the continuation-in-part application occurred on March 3, 1997, with additional claims and a supporting affidavit filed on July 10, 1997. On August 22, 1997, the Patent Examiner rejected the claims, giving the Company until November 22, 1997 to submit an additional response. Although patent counsel has advised the Company that it believes that the Company will have grounds to appeal any denial of the pending application, there can be no assurance that the Company will have the necessary resources to pursue such an appeal or, if it does, that a patent for the process will ultimately issue.

Due to financial constraints, the Company did not make the necessary timely filings with member countries under the PCT. Accordingly, the Company will be able to pursue foreign patent protection for the Process as disclosed in the original application only in Mexico and China.

Markets, Competition, Distribution and Customers

The Company believes that the continuous feed, one-step process through which the Units are designed to refine waste oil, and the relatively compact size of the Units, will make the

Units attractive to domestic waste oil collectors and accumulators, who typically sell waste oil to asphalt plants or other industrial users rather than re-refining such products.

According to a study prepared for the National Oil Recyclers Association in 1992, approximately 1.4 billion gallons of waste oil are generated in the United States each year, of which approximately 1 billion gallons are accumulated for collection and recycling, while the remainder is disposed of in land fills or other disposal sites or illegally dumped or incinerated. Waste oil is accumulated from a variety of sources, including quick-change oil shops, automobile and truck repair garages, municipal garages, automobile and truck dealerships, truck fleet terminals, bus operators, equipment dealerships and automobile and truck leasing fleets. Most accumulators either give the waste oil directly to waste oil collectors or contract with third parties for disposal, usually to a waste oil collector.

The waste oil collection industry is highly fragmented, with an estimated 650 waste oil collectors in the United States. Waste oil collectors typically process waste oil to remove contaminants and water content and then sell it to asphalt plants or other industrial users. As of September 15, 1997, spot market prices for No. 2 diesel fuel for on-road use were $.5215 per gallon, according to The Wall Street Journal. The Company believes that prices for off-road fuel are usually $.02 to $.03 lower per gallon than for over-the-road fuel. The Company believes that the EnviroEconomics System could be attractive to waste oil collectors, either through ownership of a Unit or access to the system through a regional processor.

Although the Company is not aware of any products that compete directly with the Units, thermal cracking and distillation are well-known in the petroleum industry, and the refining and marketing segment of the petroleum industry is intensely competitive. Many of the Company's potential competitors are major energy service companies or integrated, multi-national oil companies that have substantially greater financial, technical and marketing resources than the Company. Existing technologies and facilities (such as large-scale refineries) operated by competitors could become a possible outlet for waste oil sales for the accumulator and collector markets. To the extent that scale economies apply to any such technologies or products, the Company would be at a competitive disadvantage because its equipment is designed to operate at relatively low levels of feedstock volume. In addition, many of the Company's potential competitors have significantly greater experience than the Company in obtaining regulatory approvals and, accordingly, they may succeed in obtaining such approvals for new products or technologies more rapidly than the Company. Such potential competitors have significant market power not available to the Company, including national brand name recognition and established distribution channels.

The Company has used various approaches to market the Units, both in the United States and abroad. Initially, the Company intended to establish a distributorship system, pursuant to which a distributor would gain the exclusive rights to market the Units in an assigned territory for 99 years and the right to purchase Units at a discount from the Company, in exchange for payment of a distribution fee and, in some cases, a royalty based upon the number of gallons of No.2 diesel fuel distilled.

Although the Company has entered into several distribution agreements and letters of intent with respect to such agreements over the years, as of the date hereof only three distribution agreements are extant, all of which are with companies owned or controlled by persons who are, or may be considered to be, related to the Company, and none of which has commenced business operations. Midwest Fuel Refining Company ("Midwest Fuel"), which holds the distribution rights for the states of Iowa, Kansas, Minnesota, Nebraska, North Dakota, South Dakota and Wisconsin, and Process Technology Investors, which holds the distribution rights for the states of Alabama, Arkansas, Florida, Kentucky, Mississippi and Tennessee, are believed by the Company to be owned or controlled by John Kruse, members of his family or entities owned or controlled by Mr. Kruse or his family. Mr. Kruse is a shareholder of the Company and served as a member of the Company's Board of Directors from March, 1993 to November, 1994 (see "Relationships with Certain Significant Shareholders" herein). RecOil, Inc. ("RecOil"), which holds the distribution rights for the states of Texas, Louisiana and Oklahoma, is believed by the Company to be owned or controlled by Raymond C. O'Brien and members of his immediate family (see "Relationships with Certain Significant Shareholders" herein). None of the companies holding distribution rights has paid any distribution fees, with the exception of Midwest Fuel, which paid $18,000 toward a total fee of $615,000 in 1993. Payment of distribution fees in all other cases has been deferred until the Company has commenced the sale of commercially viable Units.

The Company's agreement with RecOil required that RecOil place a firm order for a Unit by July 31, 1997 in order to retain its territory. Although no such order has been placed, the Company has continued to have discussions with a customer of RecOil regarding purchase of a Unit.

From time to time, the Company has engaged the services of sales and marketing agents, who attempt to sell the Units on a commissioned basis. The Company has terminated all such relationships.

In the future, the Company intends to market its Units directly to waste oil accumulators and collectors, through its existing distributors, by entering into joint venture arrangements with both domestic and international waste oil collectors and processors and by establishing, either on its own or in conjunction with waste oil collectors, regional processing centers in the United States.

In recent months the Company has made formal offers to, or entered into letters of intent with, various entities with respect to the sale of Units, primarily in overseas markets, including Brennan, Ltd. with respect to the Hungarian market, SMEBA AB with respect to the Swedish, Finnish, Danish and Norwegian markets and Maneks Ltd. with respect to the Turkish market. In the case of Brennan, Ltd., an order for three Model 600 Units was placed, but no deposit was paid. In some cases the Company has granted exclusivity for such markets for a limited period in order to permit such entities to obtain the necessary operating and environmental permits for, as well as financing of, the Units. Although the Company continues to correspond with some such entities, it believes that such relationships are nonbinding and are expressions of interest only.

In late December, 1996, the Company received orders for four Model 600 Units from Midwest Fuel and for three Model 600 Units from RecOil. As noted above (see "Description of Unit Development" herein), the Company has not yet developed the Model 600 Unit. The Company believes that such orders were placed in order for Midwest Fuel and RecOil to preserve their respective positions for certain tax credits that may be available to them under Section 29 of the Internal Revenue Code of 1986, as amended, which provides for a tax credit for the development of synthetic fuels. The Company has not sought to verify independently the applicability of Section 29 or the availability of credits thereunder nor has it sought a letter ruling from the Internal Revenue Service with respect thereto.

The Company has no firm orders for any of the Units. Whether any of the expressions of interests for Units will result in firm orders will depend largely upon the Company's ability to (a) obtain the necessary permits to operate the Test Unit on behalf of the Partnership at increased capacity, (b) demonstrate a sustained successful operating record for the Test Unit so that operational reliability can be verified, (c) develop a commercially viable Model 600 Unit and (d) develop additional Unit models with higher processing capacity that can meet environmental standards for air emissions. Whether the Company can satisfy any or all of these conditions will depend, among other things, upon receipt of sufficient capital to complete research and development of the Units, and the Company can give no assurance that such capital will be available to it. In addition, the Company believes that purchase of the Units by its customers, including potential purchases by Midwest Fuels and RecOil, will require a substantial capital investment, and there can be no assurance that adequate financing for such entities will be obtained or is obtainable.

Environmental Matters

Operation of the Company's Units is subject to environmental regulation by federal, state and local governmental authorities. Thermal cracking and distillation of petroleum products by the Company on behalf of the Partnership expose the Company to risks of causing or being deemed to have caused environmental and other damages. The Company did not obtain the necessary permits to conduct the construction, operation and testing of the Test Unit, and in November, 1993, DHEC suspended operation of the Test Unit until a permit was obtained. During 1994, while its permit applications were pending before DHEC, the Company and DHEC met to discuss allegations that the Company had violated various environmental laws by having constructed, operated and modified the Test Unit prior to the issuance of such permits. As a result of these meetings, the Company and DHEC entered into a Consent Order ("Consent Order I"), pursuant to which the Company admitted to certain violations and agreed to pay a fine of $20,000. In September, 1994, the Company's permit application was denied. The Company appealed the denial of its permit application and in March, 1995, the Company and DHEC entered into another Consent Order ("Consent Order II"), which permitted the Company to continue modifications to the Test Unit and to test the operation of the Test Unit for a limited period to demonstrate that operation of the Test Unit would meet DHEC standards.

Due to lack of funds, the Company was unable to make the necessary modifications to the Test Unit to meet the conditions of Consent Order II until the third quarter of 1996. At that time, it hired an environmental consultant to assist it in meeting the conditions of Consent Order II and in making the necessary additional permit applications. In November, 1996, the Company and DHEC met and concluded an agreement regarding actions necessary prior to commencement of the test period. The test period commenced on March 13, 1997 and ended on June 4, 1997. On June 4, 1997, an independent third party performed a stack emission test as required under Consent Order II. The purpose of the stack test was to demonstrate compliance with certain limits for total organic compounds, volatile organic compounds and hydrogen chloride levels. The emissions from the Test Unit were determined to be below each of the specified maximum permissible limits during operation at intended permit rates. The Test Unit ceased operation on June 4, 1997, as required by Consent Order II. Results of the stack emission test were filed with DHEC on July 10, 1997. Following a thirty day public comment period, which commenced on August 3, 1997 and ended September 2, 1997, on September 15, 1997 the Company received construction permits and a used oil processing facility permit from DHEC with respect to the Test Unit in its unmodified state. Such permits are subject to a number of specifications and conditions, and, in the case of the construction permits, are not effective until fifteen calendar days following the date of issue of such permits. The Company must apply for an operating permit not later than fifteen days prior to place a new, increased or altered source in operation. Operation of the Test Unit in its current Model 400 configuration will require amendment of the permits issued. Although the Company does not believe that modification or amendment of such permits will be denied, it can give no assurance that modified or amended permits will be issued or when, if ever, such modifications or amendments may be received. Unless and until such time as modified or amended permits are issued, the Test Unit may only operate at the lower 200 GPH output rate.

Although the Company has been informally advised that its Units would qualify for necessary environmental permits in other states, it has not applied for, or been granted, any environmental operating permits in any other states.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of September 10, 1997, regarding the beneficial ownership of shares of the Company's common stock by (a) each person known by the Company to own beneficially more than 5% of the outstanding common stock of the Company, (b) each director of the Company, (c) each executive officer of the Company and (d) all directors and officers of the Company as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power.

                        Name and Address of                        Percent
Title of Class          Beneficial Owner            Amount         of Class
--------------          ----------------            ------         --------
Common Stock            William D. Carraway(2)      676,0003(3)      9.6%
                        President & Director

------------------------

     (2) The address of the shareholder is c/o Green Oasis Environmental, Inc., 184 E. Bay Street, Suite 302, Charleston, South Carolina 29401.

     (3) Includes 80,000 shares issuable upon exercise of an option granted by the Company in May, 1994, 448,000 shares issuable upon the exercise of an option granted by the Company in August, 1996, 20,000 shares issuable upon the exercise of an option granted by the Company in September, 1996 and 48,000 shares issuable upon the exercise of an option granted by the Company in January, 1997.

                  Mary Ann A. Carraway(2)          1,080,000(4)       16.6%
                  Director

                  Brian D. Carraway(2)               400,000           6.2%

                  Larry S. King(5)                    45,000(6)          *
                  Director

                  Raymond C. O'Brien(7)              786,000(8)       11.3%

                  All current directors            2,201,000          31.1%
                  and officers as a group
                  (3 persons)(9)

Since March 21, 1996, the date that the Company's common stock commenced trading on the NASDAQ OTC Bulletin Board, Mr. Carraway has sold 223,383 shares of the Company's common stock at prices ranging from $1.75 to $7.75 per share, and at a weighted average price per share of $4.18 and Mrs. Carraway has sold 209,000 shares of the Company's common stock at prices ranging from $1.314 to $7.812 per share, and at a weighted average price per share of $2.98.

------------------------

(4) Includes 20,000 shares issuable upon exercise of an option granted by the Company in May 1994, 5,000 shares issuable upon exercise of an option granted by the Company in March, 1996, and 5,000 shares issuable upon exercise of an option granted by the Company in September, 1996.

(5)  The address of Mr. King is 1868-A Independence Square, Atlanta, Georgia
     30338.

(6) Includes 20,000 shares issuable upon exercise of an option granted by the Company in May, 1994, 5,000 shares issuable upon exercise of an option granted by the Company in March, 1996 and 5,000 shares issuable upon exercise of an option granted by the Company in September, 1996.

(7)  The address of Mr. O'Brien is 577 Woodlawn Avenue, Glencoe, Illinois
     60022.

(8) Includes shares held of record by the shareholder as well as members of his immediate family and entities known to the Company that are owned or controlled by the shareholder or members of his immediate family, including the following: Tecumseh Capital Management, Inc., Tecumseh Capital Fund L.P., the Ronin Group, Inc., Microcap Consulting & Communications, Inc., RecOil, Inc. and Dialin Corporation. Does not include shares held by employees of certain entities owned or controlled by Mr. O'Brien (see "Relationships with Certain Significant Shareholders" herein). Also includes 467,000 shares issuable upon exercise of warrants issued to the shareholder or members of his immediate family.

(9)  Including the shares of Brian D. Carraway, son of William D. and Mary Ann
     A. Carraway.

Relationships with Certain Significant Shareholders

During its history, the Company has relied upon the advice and counsel of several of its shareholders, some of whom have provided the Company with additional financial support, including loans, to the Company. Such loans have been satisfied, for the most part, by exchanging the promissory notes therefor for shares of common stock of the Company.

As noted above (see "Marketing, Competition, Distribution and Customers"), the Company has also entered into contractual relationships with entities owned or controlled by some of its shareholders, including John Kruse, a former member of the Board of Directors of the Company, who the Company believes holds, directly or indirectly, 37,000 shares of the Company's common stock.

The Company's relationship with Raymond C. O'Brien is a long-standing one. Mr. O'Brien, and Tecumseh Capital Fund L.P., a partnership controlled by Mr. O'Brien, were initial subscribers for 16,00010/ and 200,000 shares of the Company's stock, respectively; however, shares initially issued to Tecumseh Capital Fund L.P. were cancelled and issued to Woodland Partners as part of the loan facility extended to the Company by Woodland Partners in 1992. Mr. O'Brien is believed to have been a principal in Woodland Partners. Mr. O'Brien was issued an additional 33,800 shares of the Company's common stock on August 29, 1992 as compensation for arranging the Woodland Partners loan, and purchased 4,000 additional shares in a private transaction on May 24, 1993 for $5,000. Mr. O'Brien and Woodland Partners owned a controlling interest in Kelly Motors, Ltd., which was a party to the Exchange Offer proposed by the Company in November, 1993. Had the Exchange Offer been consummated, indebtedness owed by both Kelly Motors and the Company to Woodland Partners would have been satisfied.

RecOil, which is owned by Mr. O'Brien and members of his immediate family, entered into an agreement with the Company in 1994 for the exclusive distribution rights for the states of Illinois, Indiana and Michigan. Such rights were terminated by mutual agreement in 1995. RecOil subsequently entered into a letter of intent in November, 1996 for the exclusive distribution rights for the States of Illinois, Indiana and Michigan. In late December, 1996, prior to finalizing such agreement, RecOil placed an order for three Model 600 Units and paid a refundable deposit of $50,000 in respect of such order. In January, 1997, by mutual agreement with the Company, the territory of the distribution agreement was changed to Texas, Louisiana and Oklahoma. Also by mutual agreement with the Company, the $50,000 refundable deposit for the order was applied to a Partnership Interest for Mr. O'Brien and his wife.

During 1995, Mr. O'Brien provided a variety of financial consulting services to the Company, including assisting the Company in identifying potential investors and sources of capital, as well as advising the Company in connection with the conversion of the Company's debt into equity. Mr. O'Brien was instrumental in assisting the Company in having its common stock admitted for trading on the NASDAQ OTC Bulletin Board, upon which the Company's common stock commenced trading on March 21, 1996.


------------------------

(10) The Company's stock was split 2-for-1 in March, 1994. For consistency purposes, share numbers given are on a post-split basis.

On March 15, 1996, just prior to the commencement of such trading, the Company contracted with MicroCap Consulting & Communications, Inc. ("MicroCap"), a company controlled by Mr. O'Brien, to provide it with public and investor relations services and support. Pursuant to the terms of its agreement with MicroCap, the Company issued to Microcap 25,000 shares of the Company's common stock as payment for services rendered between March 15, 1996 and March 15, 1997. The Company entered into a similar agreement with MicroCap for the period March 15, 1997 through March 15, 1998, but terminated the agreement on May 15, 1997. Shares of restricted stock issued in respect of the renewal period were returned upon termination of the agreement, and the Company paid MicroCap the sum of $10,000 for services for the period March 15, 1997 through May 15, 1997. During the term of the Company's agreement with MicroCap, two employees of MicroCap purchased units of the 1996 Offering and were issued 8,000 and 56,000 shares, respectively, of the Company's common stock in connection therewith, representing a combined 8 units of the 1996 Offering. One such employee purchased an additional 56,000 shares for $1.25 per share.

On March 22, 1996, the day following the first trading day of the Company's common stock on the NASDAQ OTC Bulletin Board, Tecumseh Asset Management, Inc., a financial management firm controlled by Mr. O'Brien, issued a Flash-Aggressive Buy Recommendation of the Company's common stock. The report accompanying the recommendation erroneously reported that the Company had a backlog of Unit orders in excess of $25 million. On that date, Tecumseh Capital Fund LP, an investment fund managed by Mr. O'Brien and Ronin Group, a company controlled by Mr. O'Brien, owned 45,000 and 40,000 shares, respectively, of the Company's common stock. A copy of such recommendation containing such erroneous report was subsequently posted on the Company's home page on the World Wide Web.

On August 30, 1996, the Company sold 35,000 shares of its common stock to Mr. O'Brien in a private transaction for $52,500. In September, 1996, the Company's Chief Executive Officer assigned to Mr. O'Brien an agreement to purchase 200,000 shares of the Company's common stock from the estate of a shareholder for $1.125 per share. Mr. O'Brien subsequently acquired such shares from the estate. In December, 1996, Mr. O'Brien purchased 120,000 shares of the Company's common stock for $1.25 per share, and the Company issued to Mr. O'Brien warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.375 per share. The warrants were issued in consideration of Mr. O'Brien's services to the Company in making placements of Partnership Interests as well as units of the 1996 Offering. Mr. O'Brien and members of his immediate family purchased 19 of the 37 units sold in the 1996 Offering and, in addition to the 8 units purchased by employees of MicroCap noted above, an additional 2 units were purchased by an employee of Mr. O'Brien to whom Mr. O'Brien loaned funds to make the purchase. One unit was sold to a member of Mr. O'Brien's extended family. Since January, 1996, the Company believes that Mr. O'Brien, members of his immediate family or entities that he owns or controls have sold approximately 323,500 shares of the Company's common stock, at prices ranging from $1.00 to $7.3125 per share, and at an average price per share of $2.879.

Another individual believed by the Company to be a shareholder is alleged by the staff of the Commission to have received compensation from both the Company and Mr. O'Brien for writing and disseminating favorable reports concerning the Company through investor "chat rooms" and an electronic newsletter circulated on the Internet. This individual is alleged to have received a check for $600 from Mr. O'Brien. The Company has been informed that the purpose of such payment was to enable the individual to purchase a scanning device to enable him to upload photographs of Company facilities onto the Internet, but the Company has not sought independently to verify such information.

The Company is also alleged to have compensated such individual by permitting him to purchase a Partnership Interest for $30,000, representing a forty percent discount to the offering price of $50,000 per Partnership Interest. The Company received a check for $30,000 in respect of a Partnership Interest on February 28, 1997. The individual executed a note dated February 28, 1997 for $20,000 payable to the Company during August, 1997.

Between September, 1996 and February, 1997, such individual visited the Company's facilities in Charleston at least three times. The Company paid for the individual's hotel bills and meals during these visits.

Another individual who is a record owner of the Company's stock was permitted to purchase a Partnership Interest for $40,000. The discount was granted to such shareholder as a finder's fee for identifying individuals to the Company who subsequently purchased Partnership Interests.

Availability of Information; Market for Its Stock

Although the Company has filed periodic reports with the Commission under the Exchange Act since November, 1993, it has never registered its securities pursuant to the Exchange Act. Although it presently intends to continue to file such reports, it is under no legal obligation to do so and could legally discontinue filing such reports at any time. Because the Company has not registered its securities under the Exchange Act, neither it, nor its officers, directors and 5% shareholders have filed other reports otherwise required thereunder, including reports required pursuant to Sections 13 and 16 of the Exchange Act. The Company, and, to the best of its knowledge, such officers, directors and shareholders, have no present intention of filing such reports.

Since the expiration of the order suspending trading in the Company's common stock on May 22, 1997, the Company's common stock has been traded only sporadically on the "pink sheets"; the stock has not traded on the NASDAQ OTC Bulletin Board. The Company can give no assurance that trading will recommence on the NASDAQ OTC Bulletin Board, or that an orderly market will develop for its securities.

Registration of Securities

In connection with the negotiation and settlement of certain outstanding claims against it, the Company issued shares of its common stock in settlement of such claims (see "Background of the Company" herein). In certain cases, the Company agreed to include such shares in the next registration statement filed by the Company with the Commission. In the case of one shareholder receiving such shares, the Company agreed, as a condition of such settlement, to conclude the filing of a registration statement in respect of such shares by July 31, 1997. To date, the Company has not filed any such registration statement, and, as a result of the Company's failure to so file and conclude the registration of such shares, such shareholder has the right to exchange the common stock it received in satisfaction of its claims against the Company for the Company's demand note in an amount equal to $396,000.

In connection with the sale of the Partnership Interests and the 1996 Offering, the Company agreed to file a registration statement with respect to the shares underlying warrants included in the terms of such offerings by July 31, 1997. The Company has no present intention of filing a registration statement with the Commission.

Part II. Other Information

Item 6.  Exhibits and Reports of Form 8-K

         (a) Exhibits

               10.28 Green Oasis Environmental, Inc. 1997 Stock Option Plan
               11    Computation of Earnings Per Share
               27    Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K

               (1) Report on Form 8-K dated May 22, 1997 reporting the issuance of a press release confirming expiration of an Order by the Commission temporarily suspending trading and announcing the Company's retention of independent outside counsel to investigate the concerns noted by the Commission in ordering such temporary trading suspension.

               (2) Report on Form 8-K dated July 10, 1997 reporting the issuance of two press releases, the first of which concerned filing by the Company with DHEC the results of a stack test performed on the Test Unit, and the second of which concerned the termination of an agreement, previously announced on May 5, 1997, to acquire the assets of Approved Oil Services, Inc.

               (3) Report on Form 8-K dated August 6, 1997 reporting the issuance of a press release reporting that DHEC had published a Public Notice of proposed issuance of construction permits with respect to the Test Unit.

                                   SIGNATURE

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Green Oasis Environmental, Inc.
                                                    (Registrant)

October 7, 1997
                                           /s/ William D. Carraway
                                           -------------------------------------
                                                     William D. Carraway
                                           President and Chief Executive Officer
                                                  (Chief Financial Officer)