Form 10QSB
period 1997-09-30
GREEN OASIS ENVIRONMENTAL INC
filed 1997-11-17
CIK 914257

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

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

                       Yes    *               No
                           ------               ------

State the number of shares outstanding of each of the issuer's classes of Common Equity as of the latest practicable date.

         Class of Common Stock             Outstanding at October 27, 1997
         ---------------------             -------------------------------

            $01. Par Value                         6,465,134 Shares

*The issuer voluntarily files periodic reports required to be filed by the Securities Exchange Act of 1934 and has done so since November, 1993. The issuer has filed all such reports required to be filed during the past 12 months.

                        Green Oasis Environmental, Inc.

                                     Index


                           Part 1.                                                            Financial Information
Item 1.           Financial Statements (Unaudited)                                                      Page Number
CONDENSED BALANCE SHEETS

         September 30, 1997, and
         December 31, 1996....................................................................................... 3

CondensedStatements of Operations Three and nine months ended September 30,
         1997 and 1996, and
         September 24, 1991 (inception),
         through September 30, 1997...............................................................................4

CondensedStatements of Cash Flows Nine months ended September 30, 1997 and
         1996, and September 24, 1991 (inception), through
         September 30, 1997.......................................................................................5

Notes to Condensed Financial Statements...........................................................................6

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations.....................................................................................11

                           Part II.                           Other Information

Item 1.           Legal Proceedings..............................................................................17

Item 3.           Preferred Stock Dividends in Arrears...........................................................17

Item 5.           Other Information..............................................................................18

Item 6.           Exhibits and Reports on Form 8-K...............................................................20

                  Signature......................................................................................21



Part 1.           Financial Information

Item 1.           Financial Statements

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)
                            CONDENSED BALANCE SHEETS

         ASSETS

                                                                                        September 30,
                                                                                          Unaudited                December 31,
                                                                                            1997                       1996
                                                                                        -------------              ------------
CURRENT ASSETS
  Cash                                                                                  $   48,000                 $   32,000
  Accounts receivable-related party (Note B)                                                     -                     55,000
  Prepaid expenses                                                                          25,000                     59,000
                                                                                        ----------                 ----------

         Total current assets                                                               73,000                    146,000

PROPERTY AND EQUIPMENT, AT COST, NET OF
  ACCUMULATED DEPRECIATION (Note C)                                                        107,000                     86,000

OTHER ASSETS
  Loans-related parties                                                                    117,000                    117,000
  Patents costs                                                                             55,000                     51,000
  Deferred tax assets, net of valuation allowance                                                -                          -
                                                                                        ----------                 ----------

         TOTAL ASSETS                                                                   $  352,000                 $  400,000
                                                                                        ==========                 ==========

                  LIABILITIES AND STOCKHOLDERS'
                       EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Notes payable (Note D)                                                                $   51,000                 $  650,000
  Accounts payable (Note E)                                                                432,000                    575,000
  Accrued expenses (Note F)                                                                 65,000                     17,000
  Accrued wages and payroll taxes (Note F)                                                   2,000                     71,000
  Due to stockholders                                                                            -                      7,000
  Due to related party (Note E)                                                             62,000                          -
  Deposits received for distribution fees (Note D)                                               -                    100,000
  Deposits received for equipment sales (Note E)                                             5,000                     80,000
  Deposits for equipment from related party (Note B)                                             -                     63,000
                                                                                        ----------                 ----------

         Total current liabilities                                                         617,000                  1,563,000

LONG-TERM DEBT                                                                                   -                          -
                                                                                        ----------                 ----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note J)                                                  -                          -
                                                                                        ----------                 ----------

REDEEMABLE, CONVERTIBLE PREFERRED
  STOCK ($1.00 par value, 9% cumulative, nonvoting, 1,000,000 shares authorized, 998,500 shares issued, 36,950 (1997)
  and 46,950 (1996) shares outstanding)                                                     37,000                     42,000
                                                                                        ----------                 ----------

  STOCKHOLDERS' EQUITY (DEFICIENCY)
  Series A preferred stock ($1.00 par value, 9% cumulative, nonvoting, 500,000 shares authorized, 104,900 shares issued,
  7,500 shares outstanding)                                                                  6,000                      6,000
  Common stock, $.01 par value;
    20,000,000 shares authorized, 6,465,134 (1997) and
    5,966,026 (1996) issued and outstanding                                                 65,000                     60,000
  Additional paid-in capital                                                             5,569,000                  4,433,000
  Deficiency accumulated during the development stage                                   (5,942,000)                (5,654,000)
  Note receivable-related parties                                                                -                    (50,000)
                                                                                        ----------                 ----------
    Total stockholders' equity (deficiency)                                               (302,000)                (1,205,000)

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)                                                                   $  352,000                 $  400,000
                                                                                        ==========                 ==========


See Notes to Condensed Financial Statements

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development State Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                                      Period
                                                                                                                       from
                                                                                                                     Sept. 24,
                                                                                                                        1991
                                                                                                                     (Inception)
                                                   Three Months Ended                  Nine Months Ended               through
                                                      September 30,                      September 30,               Sept. 30,
                                                  1997                1996           1997              1996             1997
                                               ----------        -----------      ----------        ----------      ----------
REVENUES
  Sales of equipment                           $        -        $         -      $       -         $       -       $ 2,075,000
  Sales of equipment-related party (Note B)             -             37,000       1,338,000            37,000        1,375,000
  Interest and other income                         4,000                  -           6,000                 -           24,000
                                               ----------        -----------      ----------        ----------      -----------

         Total revenues                             4,000             37,000       1,344,000            37,000        3,474,000
                                               ----------        -----------      ----------        ----------      -----------

COSTS AND EXPENSES

  Research and development                        197,000            (13,000)        772,000            (2,000)       5,408,000
  Legal and accounting                             89,000             81,000         457,000           206,000        1,732,000
  General and administrative                       26,000            130,000         115,000           214,000        1,007,000
  Salaries and benefits                            35,000                  -          75,000                 -          882,000
  Operations and marketing                         25,000             (6,000)        175,000            10,000          661,000
  Interest expense and loan costs                       -              8,000          11,000            36,000          349,000
  Stockholder relations                            (3,000)                 -         143,000                 -          143,000
                                               -----------       -----------       ---------        ----------      -----------

         Total expenses                           369,000            200,000       1,748,000           464,000       10,182,000
                                               ----------        -----------       ---------        ----------      -----------

INCOME (LOSS) BEFORE INCOME
  TAXES (BENEFIT) AND
  EXTRAORDINARY GAIN                             (365,000)          (163,000)       (404,000)         (427,000)      (6,708,000)

INCOME TAXES (BENEFIT)                                  -                  -               -                 -                -

EXTRAORDINARY GAIN
  Restructuring of debt (Note E)                        -             21,000         116,000           287,000          782,000
                                               ----------        -----------       ---------        ----------      -----------

NET INCOME (LOSS)                              $ (365,000)       $  (142,000)     $ (288,000)       $ (140,000)     $(5,926,000)
                                               ===========       ===========      ==========        ==========      ===========

EARNINGS (LOSS) PER COMMON
  SHARE

  Earnings (loss) before
    extraordinary gain                         $    (0.06)       $     (0.03)     $    (0.06)       $    (0.08)     $     (1.54)
  Extraordinary gain                                    -                  -            0.02              0.05             0.18
                                               ----------        -----------      ----------        ----------      -----------

Net income (loss)                              $    (0.06)       $     (0.03)     $    (0.04)       $    (0.03)     $     (1.36)
                                               ==========        ===========      ==========        ==========      ===========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                                   6,465,134          5,537,550       6,409,814         5,492,912        4,466,640
                                               ==========        ===========      ==========        ==========      ===========


See Notes to Condensed Financial Statements

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                                                                                        Period From
                                                                           Nine Months Ended         September 24, 1991
                                                                             September 30,           (Inception), through
                                                                          1997             1996       September 30, 1997
                                                                       ----------       ----------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by (used in) operating activities                  $(411,000)       $(190,000)          $(3,991,000)
                                                                       ---------        ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                    (46,000)         (37,000)             (264,000)
  Proceeds of sale of property and equipment                                   -                -                62,000
  Loans to related parties                                              (186,000)               -              (522,000)
  Collection of loans to related parties                                 186,000           (1,000)              445,000
  Patent costs                                                            (4,000)          (1,000)              (55,000)
  Loans granted to distributors                                                -                -                (7,000)
  Initial payments received for distribution rights                            -                -               198,000
                                                                       ---------        ---------           -----------

  Net cash provided by (used in) investing activities                    (50,000)         (39,000)             (143,000)
                                                                       ---------        ---------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds of common stock issues                                        425,000          110,000             1,681,000
  Proceeds of preferred stock issues                                           -                -             1,024,000
  Proceeds of convertible debt securities                                      -                -               565,000
  Proceeds of loans from stockholders                                     62,000          128,000               623,000
  Proceeds of notes                                                            -                -               520,000
  Proceeds of Series A notes                                                   -                -               105,000
  Payments of notes and debentures                                             -                -              (155,000)
  Issue costs                                                                  -          (12,000)              (21,000)
  Purchase of treasury stock                                                   -                -               (24,000)
  Payments of loans from stockholders                                          -                -              (122,000)
  Payments of capital leases                                                   -                -                (4,000)
  Redemption of preferred stock                                          (10,000)               -               (10,000)
                                                                       ---------        ---------           -----------

  Net cash provided by financing activities                              477,000          226,000             4,182,000
                                                                       ---------        ---------           -----------

Cash and cash equivalents

  Net increase (decrease) during the period                               16,000           (3,000)               48,000
  Balance at beginning of period                                          32,000            5,000                     -
                                                                       ---------        ---------           -----------

  Balance at end of period                                             $  48,000        $   2,000           $    48,000
                                                                       =========        =========           ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Common stock issued for services rendered,
    preferred stock conversion,
    debt conversion and loan costs                                     $ 666,000        $ 773,000           $ 3,961,000
                                                                       =========        =========           ===========

  Capital lease obligation incurred to
    purchase equipment                                                 $       -        $       -           $    12,000
                                                                       =========        =========           ===========

  Deposits converted to common or preferred stock                      $ 100,000        $  18,000           $   180,000
                                                                       =========        =========           ===========

  Debt issued for equipment and services and
    loans collected or exchanged for services                          $       -        $       -           $    56,000
                                                                       =========        =========           ===========

  Cancellation of lease obligation and return of leased equipment
                                                                       $       -        $   3,000           $         -
                                                                       =========        =========           ===========


  No income taxes were paid in any period. $6,000 in interest was paid during the nine months ended September 30, 1997. No interest was paid in the nine months ended September 30, 1996.




See Notes to Condensed Financial Statements

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

A.       BASIS OF PRESENTATION

         The balance sheet as of September 30, 1997, the statements of operations for the three months and nine months ended September 30, 1997 and 1996, and September 24, 1991 (inception) to September 30, 1997, and the statements of cash flows for the nine months ended September 30, 1997 and 1996, and September 24, 1991 (inception) to September 30, 1997, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by the rules and regulations of the SEC. In the preparation of the above described financial statements, all adjustments of a normal and recurring nature have been made. The Company believes that the accompanying unaudited financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the interim periods presented. Further, management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements be read in conjunction with the annual financial statements and notes thereto. The results of operations for the three months and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the year.

B.       RELATED PARTY TRANSACTIONS

         Investment in Limited Partnership. The Company is the general partner in a South Carolina limited partnership known as GOE Plant Partnership I, L.P. (the Partnership). The purpose of the Partnership is to own and operate the prototype of the Company's distillation processing equipment (the Unit or Units). The Company prepared the site, upgraded the Unit to a Model 400, and installed the Unit on land the Company leases. The sale was completed under the terms of the sales agreement between the Company and the Partnership, and the ownership of the Unit was transferred to the Partnership on March 31, 1997. The purchase price to the Partnership for the Unit, auxiliary equipment, site preparation and installation was $1,338,000. Although the sale is complete under the terms of the agreement between the Company and the Partnership, some adjustments and modifications to the Unit may be made.

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

         The Company issued warrants at no additional cost to the 30 limited partners. Each warrant may be exercised to purchase up to 15,000 shares of the Company's common stock and is exercisable for 180 days from March 31, 1997, at a price of $3.00 per share. In accordance with the terms of such warrants, the warrants expired on September 30, 1997. The Company is considering whether to extend the exercise period of such warrants. The Company has assigned no value to the warrants, but has reserved 450,000 shares of common stock to be issued upon their exercise.

         The Company loaned the Chief Executive Officer ("CEO") $186,000 during the second quarter of 1997. During the third quarter of 1997, the CEO repaid the amount loaned to him in full and loaned the Company $62,000. Such amount remains outstanding at September 30, 1997. In addition, during the second and third quarters of 1997 the Company has paid $184,000 in legal fees for its CEO and other directors. The legal fees are related to the SEC investigation. (See Part II, Item 5.)

C.       PROPERTY AND EQUIPMENT

         The Company refurbished its offices and upgraded its plant facilities during 1997 by purchasing furniture, office equipment, and leasehold improvements totaling $46,000.

D.       NOTES PAYABLE AND DEPOSITS FOR DISTRIBUTION FEES

         During the quarter ended March 31, 1997, the Company and two note holders agreed to convert the debts to common stock. One note holder converted $250,000 or principal and accrued interest to 100,000 shares of common stock at $2.50 per share. The second note holder agreed to convert a debt of $356,000 to 71,108 shares of common stock at $5.00 per share on the condition that a registration statement permitting the sale of these shares were filed with the SEC and became effective on or before July 31, 1997. If such registration statement were not filed and effective, the note holder has the option either to retain the common stock or to exchange the stock for the Company's promissory demand note for $356,000 with a 10%

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

         interest rate. The Company has not filed a registration statement to date, nor has the note holder exercised its right to exchange such stock for the Company's note. The Company also agreed to convert a deposit paid by an individual for exclusive distribution rights to common stock at $5.00 per share; the individual relinquished all distribution rights.

E.       GAIN ON RESTRUCTURING OF DEBT

         During the first quarter of 1997, the Company paid certain of its trade debts and settled certain outstanding judgments and claims against it. Cash payments of $206,000 were paid to settle $317,000 of trade accounts payable, and $75,000 of refund demands for deposits on equipment were settled by the payment of $70,000 to certain customers. An extraordinary gain of $116,000 was recognized from these transactions.

F.       ACCRUED EXPENSES

         As of September 30, 1997, the Company has accrued $50,000 of unbilled fees for legal, engineering and consulting services. The Company paid a tax lien and other payroll taxes amounting to $66,000 during the first quarter of 1997.

G.       STOCK ISSUANCES

         On March 15, 1997, the Company issued 12,000 shares of common stock at $5.00 per share to a public relations consulting firm, Microcap Communications & Consulting, pursuant to an agreement to provide consulting services for investor relations for a period of one year. The Company terminated the agreement May 1, 1997 and the shares have been returned to the Company. In addition to the common stock issued in exchange for services and conversion of debt and deposits, the Company sold 296,000 shares of common stock at $1.25 per share in a private placement during the first quarter of 1997. Warrants exercisable for three years at prices of $2.50 and $5.00 per share were issued in conjunction with such stock.

H.       STOCK OPTIONS

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

         Management continues to modify and develop its products and to pursue regulatory approval as well as to seek additional sources of financing. However, there is not exact date determinable when either completion of its products or regulatory approval will be achieved, nor any assurance that additional financing will be available.

J.       COMMITMENTS AND CONTINGENT LIABILITIES

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

         In connection with the sale of unregistered securities, the South Carolina Secretary of State and the Company executed a Consent Order on July 25, 1995 (the Consent Order), in which the Company agreed to discontinue issuing, offering and selling securities in South Carolina until such securities are registered and also to make a good faith effort to honor a previous rescission offer made to the South Carolina investors. During the first quarter of 1997, the Company paid substantially all amounts owed to those remaining shareholders who had accepted such rescission offer and had requested payment. Accordingly, the Company believes that it has honored the terms of such offer. The Company and the Securities Division of the Office of the Attorney General recently entered into a letter agreement effectively amending

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

         the Consent Order. See Part II, Item 5 of this Report for additional information.

         During 1994, the Company was involved in discussions with the South Carolina Department of health and Environmental Control (DHEC) regarding environmental issues in order to obtain an operating permit in the State of South Carolina for its waste oil processing equipment. DHEC had suspended the Company's normal operation of the equipment in November 1993 until an operating permit was obtained. The Company completed an on-site operational test for purposes of obtaining an operating permit and met with DHEC officials in March 1994. On July 27, 1994, the Company and DHEC signed a Consent Order imposing a civil penalty on the Company in the amount of $20,000 for operation of the Unit without the necessary permits; the Company has paid the penalty. DHEC subsequently denied an air construction permit after having written a draft permit, and the Company was unable to operate its equipment. On March 23, 1995, the Company and DHEC signed a second Consent Order following the Company's appeal of the denial of the permit. The second Consent Order allowed the Company to test its waste oil conversion equipment to demonstrate that air pollutant emissions meet DHEC's standards. A 60 day period of operation for the purpose of testing air emissions to meet DHEC's standards began in mid-March 1997. On June 4, 1997, the emissions test was conducted by a third party testing lab, supervised by DHEC. The equipment passed the test with an emission rate of .9 ppm of an Environmental Protection Agency allowable rate of 20 ppm. Following a thirty-day public notice and comment period, a final permit was issued, permitting operation of the prototype Unit at an output rate of 200 gallons per hour. Continuous monitoring and other requirements regarding the operation of the equipment as well as storage and disposal of fuel are imposed by the Consent Order. See Part II, Item 5 -- Other Information.

         On July 19, 1995, a lawsuit was filed by LifeChoice International, S.A., a Greek company, which purchased two Units of waste oil conversion equipment manufactured by the Company. The suit alleged breach of contract arising from the sale of the two Units and asked for unspecified damages. In addition, a related Antiguan company filed suit on July 19, 1995, claiming that the Company defaulted on payment of a $100,000 loan. The Company answered both complaints on September 27, 1995, and has filed a counterclaim alleging a breach of the plaintiff's agreement to purchase the European distribution rights from the Company. On October 15, 1996, the Company entered into two separate Court Orders with

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

         LifeChoice International, S.A. and its related company, whereby such companies agreed to withdraw their claims against the Company, with leave to move for restoration of the case, within one year from the date of the Order. If, at the end of the one-year period, neither LifeChoice International, S.A. nor its related company has filed a motion requesting that the case be restored to the docket, the cases will be dismissed with prejudice in favor of the Company. The Company's counterclaims in these cases have also been withdrawn with the same permission to refile. Subsequent to the entry of such orders, the parties settled both suits. Orders dismissing both suits with prejudice were entered on April 9, 1997.

         A settlement was reached in a lawsuit with a supplier who claimed the Company owed $123,000. A Confession of Judgment was signed on October 5, 1995, in which the Company agreed to pay $85,000 to the supplier in four equal payments beginning 90 days from the date of execution of the judgment. Said amount has been recorded as a liability; however, no payments have been made as of November 1, 1997.

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

         The Company has no liability insurance coverage.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         RESULTS OF OPERATIONS

         The Company is a development stage company which was organized as a Florida corporation on September 21, 1991. Since its inception the Company has been engaged principally in product design, development, testing and production activities and in the marketing and distribution of waste oil refining equipment (the Unit or the Units) known as EnviroEconomics(R) Systems in various geographical areas of the United States and other countries. It had shipped three Units to its customers by the end of 1994. One additional Unit was sold in the first quarter of 1997 to GOE Plant Partnership I, L.P. (the

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

         Partnership), a South Carolina limited partnership whose general partner is the Company.

         There have been no sales of units in the three months ended September 30, 1997, nor in the third quarter of 1996. The Company reported other revenue of $4,000 in the third quarter of 1997, and a sale of auxillary equipment to the Partnership of $37,000 in the third quarter of 1996.

         For the nine months ended September 30, 1997, the Company reported a net loss of $288,000 as compared to a net loss of $140,000 during the nine months of 1996. For the period from September 24, 1991 (inception), to September 30, 1997, the Company has incurred a cumulative net loss of $5,926,000. The Company's ability to fully utilize net operating loss carry forwards is subject to certain limitations.

         RECOGNITION OF REVENUE. Revenues were recognized in the first quarter 1997 in the amount of $1,338,000 from the sale of a Unit to the Partnership under a sales agreement to sell an upgraded Model 400. This Unit was sold to the Partnership for operation and will also be used for demonstration purposes. The sale occurred on March 31, 1997, when the Company transferred ownership of the Unit to the Partnership. The sales agreement between the Company and the Partnership specifies that the Partnership will purchase the Unit, and the Company may continue to make improvements to it. The Company is responsible for obtaining a final operation permit from the South Carolina Department of Health and Environmental Control (DHEC) and for all costs associated with making the Unit operational. See Note K to the Condensed Financial Statements and Part II, Item 5--Other Information, of this Report.

         RESEARCH AND PRODUCT DEVELOPMENT. To date the Company has expensed all the costs associated with designing and producing its equipment as research and development costs. Such costs incurred in the first nine months of 1997 in the amount of $772,000 include reconstructing a Unit for the Partnership at a new location and adding a thermal oxidizer, an enhanced computer system, and other improvements to the design and operation of the Unit. Research and development costs for the same period of 1996 were a credit amount of $2,000 due to recording refunds or reductions of amounts previously recorded as expense. Research and development costs during the third quarter of 1997 were $197,000 as compared to a credit amount of $13,000 in the same quarter of 1996. The increase was due to adding further improvements to the Unit to prepare for and conduct the air emission tests required by DHEC and to prepare

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

         for commercial operations. Costs in the third quarter 1997 include $96,000 of materials, $50,000 of direct labor, $45,000 of consulting engineers' fees, and $6,000 of other subcontract work. The reason for the minimal amount of research and development in 1996 was a lack of funds to continue such activities; the plant had closed in 1995 and did not reopen until late 1996.

         OPERATIONS AND MARKETING. Operating and marketing expense for the three months ended September 30, 1997 was $25,000 as compared to a credit amount of $6,000 in the corresponding quarter in 1996. The 1997 expense included utilities, depreciation, rent and promotional expenses. The 1996 amount included a reduction of a previously recorded expense for installation costs. Operations and marketing in the first nine months of 1997 were $175,000 as compared to $10,000 in the same period for 1996. The increase is primarily due to incurring the operating costs mentioned above as well as spending $116,000 for the sitework in the installation of the Unit purchased by the Partnership. Only minimal operations and marketing occurred in 1996 until the fourth quarter.

         SALARIES AND BENEFITS. The Company's officers waived the payment of their salaries for the first quarter of 1997 and the entire year of 1996. The Chief Executive Officer was granted a stock option in lieu of his first quarter 1997 and 1996 salary. The exercise price of each stock option is the fair market value of the Company's common stock on the date of the grant, and no compensation expense was recorded for the difference between the value of the options and the exercise price. Salaries and benefits in the third quarter of 1997 totaled $35,000. The salary for the first nine months of 1997 was $75,000.

         GENERAL AND ADMINISTRATIVE. For the three months ended September 30, 1997 and 1996, legal and accounting fees were $89,000 and $81,000, respectively. The 1997 expenses were primarily for legal costs associated with the SEC investigation while the 1996 expenses were for routine corporate work and regulatory filings. (See Part II, Item 5-- Legal Proceedings.) The Company has incurred $457,000 of legal and accounting fees in the first nine months of 1997 as compared to $206,000 in the first nine months of 1996. The expenses for 1997 were for the SEC investigation, regulatory filings, routine corporate and shareholder activities, environmental disputes and litigation defense. The expenses in 1996 were for regulatory filings and routine corporate

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

         work. The increase in 1997 was due to the legal work required in connection with the SEC investigation, to settle creditors' claims against the Company, and shareholder activities as well as meetings and negotiations with DHEC in restarting the Unit for testing purposes.

         General and administrative expenses other than legal and accounting were $23,000 and $130,000 for the three months ended September 30, 1997 and 1996, respectively. The higher costs in 1996 were due to paying commissions of $71,000 and relocation expenses of $27,000. For the nine months of 1997 and 1996, the expenses were $258,000 and $214,000, respectively. The increase in 1997 is due to shareholder relation expenses related to the annual meeting and the cost of the stock issued for services of the Company's public relations firm, Microcap Consulting & Communications (Microcap). When the 12,000 shares of common stock formerly issued to Microcap is formally retired the Company will record a reduction in expense of $60,000 related to the Microcap transaction.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company is a development stage enterprise. The Company has funded its operations from inception through September 30, 1997 primarily through loans and sales or exchanges of common and preferred stock in the aggregate amount of $5,501,000 and through revenues from the sale of four Units of waste oil conversion equipment of $3,450,000.

         During the period from December 31, 1996, to September 30, 1997, the Company sold 296,000 shares of common stock for cash at $1.25 per share. It collected $50,000 owed for the purchase of stock in December 1996. The Company also converted $250,000 of a note and accrued interest to 100,000 shares of common stock. The Company issued common stock at $5.00 per share in exchange for a note of $356,000 and for a deposit for distribution rights of $100,000. The company also issued stock in exchange for $60,000 in stockholder relation services to Microcap. These services were terminated in the second quarter of 1997, and the stock has been returned to the Company.

         During the first quarter of 1997 the Partnership paid $1,338,000 to the Company for the purchase and installation of the Unit, site preparation, and auxiliary equipment. The Partnership sold 30 partnership interests to individual investors. The proceeds of the sale of the partnership

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

         interests were paid to the Company toward the purchase of the equipment as the Partnership collected the funds. The receipt of the funds from the Partnership provided the Company with a portion of its operating capital for the first three quarters of 1997.

         The Company's accounts payable and accrued expenses as of September 30, 1997, decreased by $164,000. The decrease is primarily due to the Company's settlement of certain of its debts by paying agreed-upon amounts to creditors which were often less than the amounts recorded as liabilities at December 31, 1996. A total of $317,000 of vendor accounts payable were settled for payments in cash of $206,000. Two customers' deposits were returned by paying $70,000 for deposits of $75,000. The Company also paid a federal tax lien and other payroll taxes amounting to $66,000. The Company has recorded accrued expenses of $50,000 for attorneys' and engineers' fee as of September 30, 1997.

         The Company purchased furniture and equipment and painted and re-carpeted its offices during 1997. The cost of the project was $46,000. The Company has not made any material commitments for capital expenditures.

         The Company sold certain of its securities under Regulation D of the 1933 Securities Act in January and early February of 1997. Each of the 37 "packages" of securities sold for $10,000 and contained 8,000 shares of common stock, an A warrant, and a B warrant. The A warrants entitle the holders to purchase up to 8,000 shares each of common stock at an exercise price of $2.50 per share for three years; the B warrants entitle the holders to purchase up to 8,000 shares of common stock at $5.00 per share for three years. The offering closed in early February when the market price of the stock increased to levels above the offering price. Monies raised from the offering were used to fund operations.

         The Company currently has a working capital deficit of $544,000. The Company is and will continue to be dependent upon other financing sources such as the proceeds of debt and equity financing and customer deposits and loans to complete production of the EnviroEconomics(R) System and to fund other working capital requirements.

         Additional costs may be incurred for engineering consultants and modeling to improve the Unit for commercial success. Consequently, the Company has not completed all the research for its Units, and should it be more extensive than now

                        GREEN OASIS ENVIRONMENTAL, INC.
                        (A Development Stage Enterprise)
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

         believed, there can be no assurance that it will be able to successfully obtain the financing to complete the Units.

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

Part II           Other Information

Item 1.  Legal Proceedings

In connection with the sale of unregistered securities, the South Carolina Secretary of State and the Company executed a Consent Order on July 25, 1995 (the "Consent Order"), in which the Company agreed to discontinue issuing, offering and selling securities in South Carolina until such securities were registered and also to make a good faith effort to honor a previous rescission offer made to the South Carolina investors in 1994. During the first quarter of 1997, the Company paid all amount owed to those remaining shareholders who had accepted such rescission offer and had requested payment. During October and November 1997, the Company has been conducting informal discussions with the Securities Division of the South Carolina Office of the Attorney General (the "Securities Division") regarding the scope of the Consent Order (see Item 5 -- Other Information).

On March 13, 1997, Jerry F. Everidge filed suit against the Company alleging breach of a contract that he states he had with the Company to manufacture and assemble the Company's products. Mr. Everidge is seeking unspecified damages. The Company answered Mr. Everidge's complaint, denying the existence of such a contract and asserting, among other things, a statue of limitations defense. The suit is in the initial stages of discovery.

Item 3.

Preferred Stock Dividends in Arrears


                                                                                Amount of
                                                                                Dividends in
                 Due date of                                                    arrears at
                 Dividends                                                      October 1, 1997
                 -----------------                                              ---------------

                   June 30, 1993                                                  $   10,451

                 December 31, 1993                                                    32,772

                   June 30, 1994                                                      43,436

                 December 31, 1994                                                    50,479

                   June 30, 1995                                                       3,080

                 December 31, 1995                                                     3,080

                   June 30, 1996                                                       2,450

                 December 31, 1996                                                     2,450

                   June 30, 1997                                                       2,000

                September 30, 1997                                                     2,000




Item 5.

Other Information

On March 18, 1997, the Securities and Exchange Commission (the "Commission" or the "SEC") initiated an informal, nonpublic inquiry to determine whether any violations of the federal securities laws had been committed by the Company. On May 8, 1997, the SEC entered a Formal Order of Private Investigation with respect to the Company and on May 9, 1997, ordered the temporary suspension of over-the-counter trading of the Company's common stock, which suspension remained in effect through May 22, 1997. On September 9, 1997, the Company was advised by the staff of the Commission that it intended to recommend that the Commission bring civil charges against the Company for alleged violations of Sections 5(a) and (c) and 17(a) and (b) of the Securities Act of 1933 and
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The staff advised the Company that it intended to recommend to the Commission that the Commission seek a permanent injunction barring the Company from future violations of such provisions, but did not intend to recommend that the Commission seek economic sanctions against the Company. The Company has commenced discussions with the staff of the Commission regarding settlement of the matter by consenting to the entry of an order barring the Company permanently from violating such provisions, without admitting or denying the allegations. Although the Company believes that the staff of the Commission will agree to settle the matter on such basis, there can be no assurance that the staff will make such a recommendation or that the Commission will accept such recommendation, if made.

In October, 1997, the Company became aware that Raymond C. O'Brien, who beneficially owns more than five percent (5%) of the Company's common stock, $.01 par value (the "Common Stock"), intends to sell 35,000 shares of Common Stock on the open market pursuant to Rule 144.

On October 29, 1997, the Company became aware that on October 27, 1997, the Securities Division of the Office of the Attorney General for the State of South Carolina (the "Securities Division") had entered an Amended Order to Cease and Desist from Offering, Issuing or Selling Unregistered Securities and Notice of Right to a Hearing (the "Cease and Desist Order") against William Carraway and the Company. In the Findings of Fact included in the Cease and Desist Order, the Securities Division stated that the Company had committed at least eighteen violations of the terms of the Consent Order dated July 25, 1995 (the "Consent Order"). Since entry of the Cease and Desist Order, the Company has met informally with the Securities Division to resolve the issues raise in the Cease and Desist Order. The Securities Division has determined to dismiss the Company from the Cease and Desist Order, provided that the following conditions are met:

         1. The Company agrees to register any future offerings of securities to South Carolina residents and to make offerings to non-South Carolina residents only in states in which exemptions from registration are available (and in accordance with such exemptions) and only to investors who are accredited under the standards of such states;

         2. The Company must disclose in any such offering that the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 1997 (the "2nd Quarter 10-QSB") is available and to make the 2nd Quarter 10-QSB available to all such offerees;

         3. If any offering of the Company's securities are made over the Internet, that the Company agrees to follow and comply with the Securities Division's Policy Statement Number 96-3 regarding Internet offerings;

         4. If the Company sponsors a web site on the Internet's World Wide Web that references investing, that it will advise potential investors that, as with any company, investors should not make an investment in the Company without reviewing all available information, including the 2nd Quarter 10-QSB and provide a method on such web site for potential investors to obtain such information; and

         5. The Company agrees to abide by all state "blue sky" or other securities laws in any securities-related activities in which it engages in the future.

The Company has agreed to such conditions, and, based upon such agreement, the Securities Division has agreed to dismiss the Company from the Cease and Desist Order.

Mr. Carraway is continuing discussions with the Securities Division regarding his dismissal from the Cease and Desist Order. No assurances can be given that Mr. Carraway will be dismissed from the Cease and Desist Order.

On November 14, 1997, the Company announced that it had commenced operations of the Partnership's Unit at its current permitted operating capacity of 250 gallons of waste oil processed per hour. Continuous operation of the Partnership Unit may not occur until installation of alternate pumps, due to be delivered in mid-November.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  11       Computation of Earnings Per Share

                  27       Financial Data Schedule (for SEC use only)

                  99.1 Amended Order to Cease and Desist from Offering, Issuing or Selling Unregistered Securities and Notice of Right to a Hearing

                  99.2 Letter dated November 10, 1997, from the Securities Division of the Office of the Attorney General for the State of South Carolina

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the period.

                                   SIGNATURE

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Green Oasis Environmental, Inc.
                                                     (Registrant)

November 17, 1997                              /s/ William D. Carraway
                                            -----------------------------
                                            William D. Carraway
                                            President and Chief Executive
                                            Officer
                                            (Chief Financial Officer)