Form 10-K
period 1997-12-31
GREEN OASIS ENVIRONMENTAL INC
filed 1998-04-03
CIK 914257

\par
\par PART I - REGISTRANT INFORMATION
\par
\par GREEN OASIS ENVIRONMENTAL, INC.___________________________________________
\par Full Name of Registrant
\par
\par __________________________________________________________________________
\par Former Name if Applicable
\par
\par 184 EAST BAY STREET, SUITE 302____________________________________________
\par Address of Principal Executive Office (STREET AND NUMBER)
\par
\par CHARLESTON, SOUTH CAROLINA  29401_________________________________________
\par (City, State and Zip Code)
\par
\par PART II - RULES 12b-25(b) and (c)
\par
\par If the subject report could not be filed without unreasonable effort or \par expense and the registrant seeks relief pursuant to Rule 12b-25(b), the \par following should be completed. (Check appropriate box)
\par
\par   [ ]\tab (a)\tab The reasons described in reasonable detail in Part III of
\par this  form could not be eliminated without unreasonable effort or
\par \tab expense;
\par
\par   [ ]\tab (b)\tab The subject annual report, semi-annual report, transition
\par \tab \tab report on Form 10-K, Form 20-F, 11-K, Form N-SAR, or portion
\par \tab \tab thereof, will be filed on or before the fifteenth calendar day \par \tab \tab following the prescribed due date; or the subject quarterly
\par \tab \tab report of transition report on Form 10-Q, or portion thereof
\par \tab \tab will be filed on or before the fifth calendar day following
\par \tab \tab the prescribed due date, and
\par
\par [ ]\tab (c)\tab The accountant's statement or other exhibit required by \par \tab Rule 12b-25(c) has been attached if applicable.
\par
\par PART III - NARRATIVE
\par
\par State below in reasonable detail the reasons why the Form 10-K, 11-K,
/par 10-Q, N-SAR, or the transition report or portion thereof, could not be
\par filed within the prescribed time period.  (Attach Extra Sheets if Needed)
\par
\par SEE ATTACHMENT.
\par
\par PART IV - OTHER INFORMATION
\par
\par (1)\tab Name and telephone number of person to contact in regard to this \par \tab notification
\par
\par \tab \tab William D. Carraway\tab \tab (843)\tab \tab    722-5771
\par \tab \tab \tab (Name)\tab \tab   (Area Code)   (Telephone Number)
\par
\par (2)\tab Have all other periodic reports required under Section 13 or 15(d) \par of the Securities Exchange Act of 1934 or Section 30 of the Investment
\par Company Act of 1940 during the preceding 12 months or for such shorter
\par period that the registrant was required to file such reports been filed? \par If answer is no identify report(s).
\par \tab [x] Yes\tab [ ] No
\par
\par (3)\tab Is it anticipated that any significant change in results of
\par operations from the corresponding period for the last fiscal year will
\par be reflected by the earnings statements to be included in the subject
\par report or portion thereof?
\par \tab [ ] Yes\tab [x] No
\par
\par \tab If so, attach an explanation of the anticipated change, both
\par narratively and quantatively, and if appropriate, state the reasons
\par why a reasonable estimate of the results cannot be made:
\par
\par                                    GREEN OASIS ENVIRONMENTAL, INC.
\par \tab \tab \tab \tab     (Name of Registrant as Specified in Charter)
\par
\par has caused this notification to be signed on its behalf by the undersigned \par hereunto duly authorized.
\par
\par Date _____________________\tab By _______________________________________
\par                                   William D. Carraway
\par \tab \tab \tab \tab \tab     President and Chief Executive Officer
\par
\par INSTRUCTION:  The form may be signed by an executive officer of the
\par registrant or by any other duly authorized representative. The name and \par title of the persons signing the form shall be typed or printed beneath \par the signature. If the statement is signed on behalf of the registrant
\par by an authorized representative (other than an executive officer),
\par evidence of the representative's authority to sign on behalf of the
\par registrant shall be filed with the form.
\par
\par                                      ATTENTION
\par Intentional misstatements or omissions of fact constitute Federal
\par Criminal
\par                            Violations (See 18 U.S.C. 1001).
\par
\par                                  GENERAL INSTRUCTION
\par
\par 1.\tab This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the
\par General Rules and Regulations under the Securities Exchange Act of 1934.
\par
\par 2.\tab One signed original and four conformed copies of this form and
\par amendments thereto must be completed and filed with the Securities and
\par Exchange Commission, Washington, D.C. 20549 in accordance with Rule 0-3 \par of the General Rules and Regulations under the Act. The information
\par contained in or filed with the form will be made a matter of public
\par record in the Commission files.
\par
\par 3.\tab A manually signed copy of the form and amendments thereto shall
\par be filed with each national securities exchange on which any class of
\par securities of the registrant is registered.
\par
\par 4.\tab Amendments to the notifications must also be filed on form 12b-25 \par but need not restate information that has been correctly furnished. The \par form shall be clearly identified as an amendment notification.
\par
\par 5.\tab ELECTRONIC FILERS.  This form shall not be used by electronic
\par filers unable to timely file a report solely due to electronic
\par difficulties.  Filers unable to submit a report within the time period
\par prescribed due to difficulties in electronic filing should comply with
\par either Rule 201 or Rule 202 of Regulation S-T (Section 232.201 or
\par Section 232.202 of this chapter) or apply for an adjustment in filing
\par date pursuant to Rule 13(b) of Regulation S-T (Section 232.12(c) of
\par this chapter).
\par
\par
\par                               GREEN OASIS ENVIRONMENTAL, INC.
\par                                 SEC File No. 33-68304
\par
\par
\par Part III - Narrative
\par
\par \tab For the reasons stated below, the Registrant's Annual Report on \par Form 10-KSB for the period ended December 31, 1997, could not be filed
\par within the time period prescribed for the filing of such report.  The
\par Registrant has been unable to pay its certified public accountants and \par legal advisers. Preparation and filing of such report accordingly will \par be deferred until such time as the Registrant shall have satisfied
\par amounts owing to such professionals.
\par
\par
\par
\par