Form 10-K/A
period 1997-12-31
Global Enviro Solutions, Inc.
filed 2010-06-15
CIK 914257

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-K

                                  (Mark One)


                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997


               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                       Commission File Number33-68304


                      Green Oasis Environmental, Inc.

             (Exact name of registrant as specified in its charter)

            Florida                                      57-0970282

 (State or other jurisdiction of                       (I.R.S. Employer

  incorporation or organization)                      Identification No.)


             10745-178 Street, Edmonton, Alberta, Canada T5S 1J6

                   (Address of principal executive offices)

                                (780) 443-4237

             (Registrant's telephone number, including area code)


                         GREEN OASIS ENVIRONMENTAL, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                         GREEN OASIS ENVIRONMENTAL, INC.
                          (A Development Stage Company)

                               FINANCIAL STATEMENTS

                  For the twelve months ended December 31, 1997

                                                                Page No.

INDEX TO FINANCIAL STATEMENTS                                    F - 1

FINANCIAL STATEMENTS

Balance Sheets
  At December 31, 1997 (unaudited)                               F - 2

Statements of Operations
  For twelve months ended December 31, 1997 (unaudited)          F - 3

Statements of Cash Flows
  For twelve months ended December 31, 1997 (unaudited)          F - 4

NOTES TO FINANCIAL STATEMENTS                                    F - 5


                                      F - 1


                        GREEN OASIS ENVIRONMENTAL, INC.
                         (A Development Stage Company)
                           BALANCE SHEETS (unaudited)

                                     ASSETS

                                                  December 31,
                                                      1997

Current Assets:
  Cash                                           $
    Total Current Assets                                -

TOTAL ASSETS                                     $      -


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' Equity:
   Preferred Stock Series A                         7,500
   Common Stock                                    64,651
   Deficiency                                    (72,151)
    Total Stockholders' Equity                          -

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $          -


The accompanying notes are an integral part of these financial statements.


                                      F - 2


                         GREEN OASIS ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                       STATEMENT OF OPERATIONS (unaudited)


                                                       Twelve Months
                                                           Ended
                                                        December 31
                                                           1997

Operating Expenses:
  Administrative & General expenses                     $     -
    Total Operating Expenses                                  -

Operating Income/(Loss)                                       -

Net Loss                                                $     -


The accompanying notes are an integral part of these financial statements.


                                     F - 3


                        GREEN OASIS ENVIRONMENTAL, INC.
                         (A Development Stage Company)
                      STATEMENT OF CASH FLOWS (unaudited)


                                                       Twelve Months
                                                           Ended
                                                        December 31
                                                            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $

        Net Cash Used in Operating Activities                 -

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net Cash Provided by Financing Activities             -

NET INCREASE IN CASH AND CASH EQUIVALENTS                     -

CASH AND CASH EQUIVALENTS:                                    -
  Beginning of the Period

  End of the Period                                     $     -


The accompanying notes are an integral part of these financial statements.


                                      F - 4


                             Green Oasis Environmental
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS

NOTE 1 - STATEMENT OF ACTIVITY

The Company has written off the following to equity as the Company was moribund from 1997 to 2009 and only became active again in 2009. As a result there is no history or knowledge of what occurred in the intermittent years.

        Cash                                              $48,000
        Prepaid expenses                                   25,000
        Property & Equipment, net of depreciation         107,000
        Loans related parties                             117,000
        Patent costs                                       55,000
        Accounts payable                                  432,000
        Accrued expenses                                   65,000
        Accrued wages & payroll taxes                       2,000
        Deposits receivable for equipment sales             5,000
        Due to related parties                             62,000
        Notes payable                                      51,000
        Additional paid-in-capital                      5,569,000
        Common Stock                                          349
        Deficiency - development stage                  5,869,849
        Redeemable, convertible preferred stock            37,000
        Series A preferred stock                          (1,500)

The Company has been active again since 2009. All the assets and liabilities, the above listed accounts, were written off to equity when the statements were prepared in 2010.

NOTE 2 - STOCKHOLDER'S EQUITY

The company has Series A preferred stock with a $1.00 par value, 9% cumulative, nonvoting, 500,000 shares authorized, 104,900 shares issued and 7,500 shares outstanding.

The Company has Common Stock, $.01 par value, 20,000,000 shares authorized, 6,465,134 issues and outstanding.


                                      F-5