Form 10-Q
period 1998-12-31
Global Enviro Solutions, Inc.
filed 2010-06-15
CIK 914257

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-K

                                  (Mark One)


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998


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

                               FINANCIAL STATEMENTS

                    For the twelve months ended December 31, 1998

                                                                Page No.

INDEX TO FINANCIAL STATEMENTS                                    F - 1

FINANCIAL STATEMENTS

Balance Sheets
  At December 31, 1998 (unaudited)                               F - 2

Statements of Operations
  For twelve months ended December 31, 1998 (unaudited)          F - 3

Statements of Cash Flows
  For twelve months ended December 31, 1998 (unaudited)          F - 4

NOTES TO FINANCIAL STATEMENTS                                    F - 5


                                      F - 1


                        GREEN OASIS ENVIRONMENTAL, INC.
                         (A Development Stage Company)
                           BALANCE SHEETS (unaudited)

                                     ASSETS

                                                       December 31,
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


                                      F - 2


                         GREEN OASIS ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                       STATEMENT OF OPERATIONS (unaudited)


                                                       Twelve Months
                                                           Ended
                                                        December 31
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


                                     F - 3


                        GREEN OASIS ENVIRONMENTAL, INC.
                         (A Development Stage Company)
                      STATEMENT OF CASH FLOWS (unaudited)


                                                       Twelve Months
                                                           Ended
                                                        December 31
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