Form 10-Q
period 1999-03-31
Global Enviro Solutions, Inc.
filed 2010-06-16
CIK 914257

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-Q

                                  (Mark One)


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                       Commission File Number 33-68304


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

                               FINANCIAL STATEMENTS

                    For the three months ended March 31, 1999

                                                                Page No.

INDEX TO FINANCIAL STATEMENTS                                    F - 1

FINANCIAL STATEMENTS

Balance Sheets
  At March 31, 1999 (unaudited)                                  F - 2

Statements of Operations
  For three months ended March 31, 1999 (unaudited)              F - 3

Statements of Cash Flows
  For three months ended March 31, 1999 (unaudited)              F - 4

NOTES TO FINANCIAL STATEMENTS                                    F - 5


                                      F - 1


                        GREEN OASIS ENVIRONMENTAL, INC.
                         (A Development Stage Company)
                           BALANCE SHEETS (unaudited)

                                     ASSETS

                                                         March 31,
                                                           1999

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


                                      F - 2


                         GREEN OASIS ENVIRONMENTAL, INC.
                          (A Development Stage Company)
                       STATEMENT OF OPERATIONS (unaudited)


                                                       Three Months
                                                           Ended
                                                          March 31
                                                           1999

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


                                     F - 3


                        GREEN OASIS ENVIRONMENTAL, INC.
                         (A Development Stage Company)
                      STATEMENT OF CASH FLOWS (unaudited)


                                                       Three Months
                                                           Ended
                                                          March 31
                                                           1999

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


                                      F - 4


                             Green Oasis Environmental
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS

NOTE 1 - STATEMENT OF ACTIVITY

The Company has written off the following to equity as the Company was moribund from 1999 to 2009 and only became active again in 2009. As a result there is no history or knowledge of what occurred in the intermittent years.

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